Form 10KSB
period 1999-12-31
NETWORD INC
filed 2000-03-30
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1999

Commission File Number: 333-86873

NETWORD, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	52-2143430 (I.R.S. Employer Identification No.)

702 Russell Avenue, Third Floor
Gaithersburg, MD 20877
(Address of principal executive offices)

Registrant’s telephone number, including area code: 1-800-NETWORD

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [x]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer’s revenues for its most recent fiscal year: $11,431

     The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of the common stock on March 24, 2000: $57,024,094.05. The determination of market value of the common stock is based on the last reported bid and asked price as reported by the National Quotation Bureau on the date indicated.

     There were 17,705,924 shares of common stock of the registrant outstanding as of March 28, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [x] No [_]

NETWORD, INC. INDEX

PART I

PART II

Item 1	Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters	20
Item 2	Legal Proceedings	20
Item 3	Changes in and Disagreements With Accountants	21
Item 4	Submission of Matters to a Vote of Security Holders	21
Item 5	Compliance with Section 16(a) of the Exchange Act	21
Item 6	Reports on Form 8-K	21

PART F/S

Financial Statements	F-1

PART III

Item 1	Index to Exhibits	22
Item 2	Description of Exhibits	22

i

PART I
Alternative 2

     This report contains certain “forward-looking statements” concerning Netword’s operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words “estimate,” “plan,” “project,” “anticipate,” “expect,” “intend,” “believe” and similar expressions are intended to identify forward-looking statements.

Item 6.   Description of Business

Overview

     Netword, Inc. owns and operates the Netword System, a patented Internet utility which offers a simple, consumer-friendly way to reach any destination on the Internet. Through the Netword System, individual and business users of the Internet can create simple and memorable words, phrases, numbers or other sequences of characters, called Networds, which may be used as Internet keywords. Each Netword is an alias or nickname for one of the more complex Internet addresses known as universal resource locators or URLs.

     Unlike limited keyword systems within the infrastructure of a proprietary network, such as America-On-Line’s keyword system, or bookmarks generated by Internet users for use on their own computers, Networds are universal and may be used from any computer linked to the Internet.

     The Netword System is currently available and in use, but our business is still in an early stage. We expect to earn revenues from registration of specific Networds by commercial Web resource owners, payments by these owners for hits on their sites, payments by owners of e-commerce sites for traffic referred to their sites by Netword users, sales of banner ads and other advertising on our Web site, and expanded service offerings to users of FREE Networds.

     Our principal offices are located at 702 Russell Avenue, Third Floor, Gaithersburg, Maryland 20877. Our telephone number is 1-800-NETWORD.

     As used in this report, the terms “we”, “us” and “Netword” refer to Netword, Inc. and its predecessors, unless the context otherwise requires.

Recent Developments

     Pursuant to NASD authorization, trading in our common stock moved from the Pink Sheets to the Over the Counter Bulletin Board on March 2, 2000.

     On February 9, 2000, our registration statement on Form SB-1 was declared effective by the Securities and Exchange Commission, enabling the resale by certain of our stockholders of up to (i) 4,701,148 shares of our common stock issuable upon the exercise of outstanding redeemable warrants, and (ii) 1,650,000 shares of our outstanding common stock. We will receive no proceeds from the sale of shares by the selling stockholders, although we may receive up to $5,876,435 from the exercise of the outstanding warrants before or in connection with the resale of the underlying shares. Upon effectiveness of the registration statement, we became subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.

     In the first quarter of 2000, we entered into strategic business agreements with InfoSpace.com, Inc. and Upside Media, Inc. See “Marketing Strategy” on page 5 of this report.

The Netword System

     We believe that the growth of the Internet, resulting in the proliferation of its resources and the increasing scarcity of user-friendly URLs, has created a business opportunity for Internet keyword systems. The Netword System has been developed to take advantage of this opportunity in the broadest possible way. As the Netword System is conceived and operated, all Internet users are free to use Networds without charge to reach all Internet resources. Internet users and owners of Internet resources can create, reserve and register Networds, without charge or for certain fees, to facilitate direct access to any Internet resource. See “Registration of Networds on page 5 of this report.

     To use the Netword System, a user who has logged on to the Internet merely enters an existing Netword, like The Yankees or SesameStreet, in any Netword-enabled browser or slot and is promptly transferred to the Internet address corresponding to the Netword. If the entry is not an existing Netword, the Netword System offers the user a variety of default options which may include the use of search engines to seek out URLs employing the entered term and the opportunity to create a Netword for the desired site.

     A user may enter Networds at the user’s own Netword-enabled browser, at our Web site at www.netword.com, at Netword slots at sites belonging to other entities operating under arrangements with us, or at a Netword-enabled slot on the user’s home page. Any user can Netword-enable a browser or homepage by installing our software agent, which is available as a free one-minute download from our Web site. As soon as the download is completed, the user can access any Web site for which a Netword exists, or for which the user creates a FREE Netword, merely by entering the Netword in the user’s own browser.

     To date, our promotional and marketing strategy has focused on establishing teaming agreements with Web communities, such as affinity groups which offer various Web-related services to their members. Through these arrangements, Internet users can learn about Networds and create and use FREE Networds. We believe that as more Internet users employ our system to help navigate the Web, more commercial Web resource owners will recognize a need to register Networds to encourage access to their sites.

     An early version of the Netword System was introduced on the Internet in May, 1997, and we have continued to improve it since then. Until recently, however, we lacked the resources to market Networds. We have used the proceeds of recent financings to initiate a marketing effort, which is described below. Nevertheless, we continue to be a development stage business. Our ability to generate revenues sufficient to sustain the Netword System and to achieve profitability will probably depend initially upon the outcome of our expanded marketing efforts.

Our History

     Netword, Inc. is a Delaware corporation which was formed on February 18, 1999. Immediately following its formation, it merged with Netword Inc., LLC, a Delaware limited liability company which owned and operated the Netword System. The sole purpose of the merger was to reorganize Netword LLC as a corporation.

     Netword LLC was formed in December, 1996, when it acquired the assets of Birdshell Corporation, L.L.C., comprising various computer programs and systems that were key elements of the Netword System as it then existed. Birdshell had been formed in April, 1995, to develop and market the concept that became the Netword System.

Industry Background

     According to reports published by International Data Corporation, commerce conducted over the Web will exceed $1 trillion by 2003 and the number of users who make purchases over the Web will increase from 31,000,000 in 1998 to more than 183,000,000 in 2003. Forrester Research, Inc. estimates that online advertising will reach $33 billion by 2004.

The Netword Opportunity And Solution

     We expect the increased use of the Internet to create a heightened demand for quick, easy and direct access to Web resources. The proliferation of complex URLs is an obstacle to satisfaction of this demand.

     The protocol currently governing the registration of Internet domain names requires the inclusion of .com or another suffix in every URL that identifies a top level Internet domain. Creating a separate top level domain name for every resource is theoretically possible but is not currently practicable because of constraints resulting from the way the Internet is administered and the systems through which it operates. Below the level of the top level domain names, the density and diversity of information available on many Web sites and the methods of indexing and accessing information within these sites lead to the denomination of various levels and sublevels of identification. The layering of resources within any site can result in extended URLs characterized by multiple words or characters or combinations of words or characters separated by reverse slashes. As these URLs become increasingly lengthy and complex, they become increasingly difficult to remember and, when identified or remembered, are subject to greater risk of faulty entry.

     It seems obvious that commercial Web resource owners can benefit from systems which simplify the names by which their customers can identify and access their resources.

     We believe Networds offer an efficient and affordable solution. Using the Netword System, commercial Web resource owners can identify each of their resources with a Netword which may be a familiar product or service name or a slogan that is easy to remember. The entry of the designated Netword will provide direct access to the corresponding resource.

Creating Networds

     A Netword for any URL may be created or edited at our Web site at any time by following a simple on-line procedure. FREE Networds may be created without charge. Registered Networds may be created by opening an account with us and following a registration procedure described at our Web site. A FREE Netword may, however, be bumped or displaced by a Registered Netword. Networds can be created for both commercial and non-commercial purposes.

     To create a Netword:

•	The user enters the proposed name, phrase or number into our database by following simple online instructions at our Web site.

•	If the proposed name, phrase or number is not available, either because of trademark restrictions or prior use for another URL, the Netword System immediately reports the conflict and offers the user the option to propose an alternative.

•	The creation of the new Netword is confirmed to the user in its browser and by e-mail and becomes instantly available to all other users.

•	The user who created a Netword can revisit our Web site to edit or change the Netword online at any time.

     Our terms and conditions are printed in full on our Web site and explain, among other things, that Networds are registered on a priority basis to countries, government agencies, established companies, public figures, and registered holders of trademarks, service marks, and other similar intellectual property rights. Subject to these priorities, Networds are registered on a first-come, first- served basis.

     To support our policy of protecting registered trademarks and trade names, before a Netword is created we conduct a rapid online search of U.S. Patent and Trademark Office files to determine if use of the proposed Netword will conflict with a federally registered trademark or tradename. We do not conduct any other independent investigation, such as an investigation of registered corporate or other business names or state trademark or tradename filings, to seek out potentially conflicting rights to the use of a proposed Netword.

Registration of Networds

5

     Owners of Web resources can register a Netword for any of their sites for a fee of $30 per year. Volume discounts are available. Branch Networds or subcategories of Networds (for example, a name like cnnfood as opposed to www.cnn.com/food) can be registered for $10 per Netword per year. Registrants agree to pay us $.03 per Netword-generated hit on each Web site in excess of 1,000 hits per month. Networds can be registered on a first-come first-served basis, subject to our standard terms and conditions.

Revenues, Extent of Netword Use and Expenditures

     Our revenues for the fiscal year ended December 31, 1999 were $11,431 and were derived exclusively from Netword registrations. In addition, for the 1999 fiscal year, we had interest income of $110,844.

     Approximately 1.5 million Networds are available on the Netword System. Specifically:

•	We have placed approximately 1.2 million Networds in our database. These Networds provide links to a number of U.S. businesses, TV and radio stations, mainstream publications, manufactured products, government sites, movie and TV programs and sports teams. We receive no payment for the creation or use of these Networds.

•	Internet users have created approximately 300,000 FREE Networds.

     Over the three fiscal years ended December 31, 1999, we spent approximately $936,000 for research and development.

Marketing Strategy

     Our marketing strategy is to promote the convenience of FREE Networds in order to increase the number of Internet users who are familiar with Networds. As substantial numbers of users come to understand the benefits of Networds, we will market that information to owners of commercial Web resources willing to pay appropriate fees to register Networds for their resources.

     To implement our marketing strategy, we have begun and intend to continue to expose the Netword System to consumers through programs that:

•	Promote and give access to the Netword System on Web community sites like Nettaxi, Tripod, FortuneCity, Angelfire and Homestead. We currently have access agreements with Nettaxi, InfoSpace and Upside.

•	Promote and advertise Networds in online and offline publications, and on television and radio, including advertising under our agreement with Upside.

•	Establish alliances with Internet service providers (“ISPs”) like Verio. At present, we have an agreement with KeyConnect Systems, Ltd., an ISP located in the U.K.

6

•	Establish alliances with owners of search engines and directories. We have recently established such an alliance with InfoSpace, a leading Internet directory.

     We have also created and continue to expand our existing Logo program, an initiative to assist not-for-profit organizations in promoting their Networds. This program allows members to display a Netword logo and slot on their sites to enable visitors to download our software and enter Networds directly in their own browsers. Revenue sharing is not offered as part of this program. Approximately 25 organizations are currently participating in this program and have been important factors in driving traffic to our Web site.

     From November, 1998 until June, 1999, we had an active teaming agreement with GeoCities, Inc., a Web community, under which GeoCities promoted FREE Networds to its members. Under this agreement we paid GeoCities certain fees and a percentage of related revenues. This agreement was terminated following Yahoo!, Inc.’s acquisition of GeoCities in June, 1999. The GeoCities relationship resulted in more than 2,000,000 hits to our Web site by GeoCities members, and they created more than 50,000 FREE Networds which are linked to their personal GeoCities Web pages. More than 3,000 members placed our logo and slot on personal homepages at their GeoCities Web sites.

     Apart from press releases, several articles about us in local papers and trade publications and publicity generated by our Web site and under our former teaming agreement with GeoCities, there has not been significant publicity about the Netword System.

     Net2Phone Agreement. In connection with our efforts to expand the distribution of the Netword System, on September 29, 1999, we entered into an agreement with Net2Phone, Inc. under which a newly developed version of our software agent is to be shipped with Net2Phone’s software, together with our logo and slot and a direct link to our Web site. Net2Phone’s software enables low-cost high quality calls to be placed from computers, telephones or fax machines to any world wide telephone or fax machine.

     Under this agreement, we granted Net2Phone rights to freely register Networds to facilitate use of its system. The agreement also provides that Net2Phone is responsible for maintaining a database of URLs and associated phone numbers and is entitled to 50% of all revenues attributable to the registration and use of Networds sourced from Net2Phone’s Web site. The agreement has an initial one-year term expiring September 29, 2000, subject to renewal for successive additional one-year terms and to early termination by Net2Phone. In connection with the new agreement, we granted Net2Phone warrants to acquire up to 15% of our fully-diluted common stock for approximately $3,000,000.

     Nettaxi Agreement. As part of our marketing efforts to promote and give access to the Netword System on Web community sites, on November 12, 1999, we entered into an agreement with Nettaxi Online Communities, Inc., a community and portal Web site with over 120 million page views per month. Pursuant to the agreement, Nettaxi is obligated to promote the Netword System, enable its users to use and create Networds and place our logo, slot and a direct link to our Web site on its Web site. The agreement also provides that Nettaxi is entitled to receive 30% of revenues received for the first year, and 20% of revenues received for the second year, from customers who open an account at our

Web site through a link or button from the Nettaxi Web site. We have guaranteed to Nettaxi a revenue share amount equal to $5,000 per month for the first year. The agreement has an initial one-year term expiring November 12, 2000, subject to renewal for successive additional one-year terms and to early termination by either party.

     InfoSpace Agreement. On January 18, 2000, we entered into an agreement with InfoSpace.com, Inc., a leading provider of infrastructure services for wireless devices, merchants and Web sites. As part of the agreement, InfoSpace is entitled to use Networds to enable users to directly access InfoSpace information, products and services at any time and through any device and we will integrate InfoSpace services at our Web site. Furthermore, visitors to InfoSpace affiliate sites will be able to create FREE Networds, use Networds from a slot on the InfoSpace homepage, and download the Netword agent software to enable their browsers to use Networds transparently. The agreement provides that InfoSpace is entitled to receive a monthly fee of $50,000, as well as 30% of revenues received for the first year, and 20% of revenues received for the second year, from customers who open an account at our Web site through a link from a promotional placement created by InfoSpace. We will receive 35% of revenues from banner advertisements on certain pages of the InfoSpace Web Site. The agreement has an initial one-year term, subject to renewal for successive additional one-year terms.

     Upside Agreement. As part of our marketing efforts to promote and give access to the Netword System, we entered into an agreement on January 18, 2000 with Upside Media, Inc., an Internet provider of news and analysis with respect to the information technology industry. Pursuant to the agreement, Upside is obligated to promote the Netword System, enable its users to use and create Networds and place our logo, slot and a direct link to our Web site on the Upside Web site. The agreement also provides that Upside will be paid (i) $10,000 per month during its term; and (ii) 30% of revenues received for the first year, and 20% of revenues received for the second year from customers who open an account at our Web site through a link or button from the Upside Web site. The agreement has an initial one-year term, subject to renewal for successive additional one-year terms and to early termination by either party.

Netword Directory; My Networds Program

     The Netword Directory (an on-line facility which organized Networds by subject categories) has been removed from our Web site. We now have a search facility at our Web site which provides users with lists of similar or related Networds when they enter words, phrases, sequences of characters, etc. that are not currently Networds.

     The “My Networds” program is currently available on our Web site and enables users to view and edit all of their FREE Networds from any Internet-connected computer and to catalog their favorite Networds for easy reference. My Networds is free and open to all Netword users.

Netword System Components

     The Netword System currently runs on our own cluster of five PCs installed at the McLean Virginia facility of Exodus Communications, Inc., a tier-1 communications and co-location provider.

We also maintain a back-up cluster of PCs at our Maryland offices. Our current services agreement with Exodus is for a one-year period, expiring August 23, 2000, subject to successive one year renewals. The cost of this services agreement is $4,830 per month. This services agreement provides us with round the clock Internet access, manned security and technical monitoring.

     In June, 1999, we purchased additional equipment to facilitate installation of additional network access points for Internet connections in North America and Europe to provide additional redundancy and assure effective administration of traffic.

     Most of the non-proprietary components of the hardware and operations software in the Netword System are generally available from conventional commercial sources. The custom program software for the Netword System is written by our senior software engineers and maintained in a version control database, which is backed up and stored in a secure facility. Although we rely for programming on our current senior software engineers, we believe we can find comparable substitute engineers if and when we need them.

     We believe that the operation of the Netword System is subject to minimal security risks. Our PC cluster is accessible only by layered passwords. If a fire or other major disaster were to destroy our co-location provider’s facility, we believe that we could provide effective substitute service within 24 to 48 hours through the PC cluster at our offices and could return to 100% capacity with an alternate co- location provider within one to two weeks. If one of the five PCs in a cluster fails, any of the other four has capacity to serve as an immediately effective substitute. We have established a firewall which limits access to the Netword System and helps to insulate it from viruses.

Impact of Year 2000

     We have not experienced any year-2000 related problems. We believe that our existing software and hardware are year-2000 capable; however, there can be no assurance that we will not experience year-2000 problems in the future.

Patent and Other Intellectual Property

     On June 9, 1998, we were issued patent No. 5764906 which describes the Netword System as a Universal Electronic Resource Denotation, Request and Delivery System that shares information and aliases among owners of Internet Web sites and other resources and Internet users. A recent court decision which we have appealed could impair the patent’s protective scope. See Part II, Item 2 - “Legal Proceedings” on page 20 of this report.

     We also own various copyrighted software with special purpose components not found in any existing off-the-shelf software of which we are aware.

     Netword is registered as a trademark with the U.S. Patent and Trademark Office. On April 30, 1996, we acquired the exclusive rights to the common law and registered trademarks and trade names “Netword” and “Netword, Inc.” for aggregate payments of $40,600 over seven years.

     The potential success of the Netword System may depend on our ability to maintain proprietary rights to our technology. To protect these rights, we rely primarily upon our patent and employee and third party confidentiality and non-disclosure agreements. Although our patent provides some protection against third parties copying the Netword System, it may not preclude third parties from creating systems similar to the Netword System. The steps we have taken may not deter unauthorized use of our proprietary information, and we may not be able to afford the high cost of enforcing our intellectual property rights through litigation.

Competition

     The market for Internet services is relatively new, intensely competitive, quickly evolving and subject to rapid technological changes. The Netword System already faces significant competition which may be expected to continue and intensify in the future. We have limited financial, marketing, research and development resources, but we need to continue to invest in the development of the Netword System and the expansion and enhancement of our marketing and customer support services in order to compete effectively. There are no assurances that we will have sufficient resources to make the required investments.

     We classify the systems currently offered by competitors into the following categories:

•	keyword systems which operate through browsers, such as Netscape’s Communicator versions 4.5 and higher and Microsoft’s Internet Explorer 5.0, and RealNames Corporation’s keyword system which operates in a manner similar to the Netword System;

•	keyword systems within a proprietary network, such as America-On-Line’s keyword system; and

•	Internet search engines and directories, such as Yahoo, AltaVista and Hotbot.

     These competitive systems are operated or backed by established companies which have significant presences on the Internet and vastly greater financial, marketing, research and development resources than ours. Microsoft, AltaVista and Network Solutions have invested in and/or entered into agreements with RealNames, and RealNames has substantially greater financial resources than ours. Additionally, we believe that RealNames has allied itself and intends to pursue additional relationships with third party Internet browser providers and providers of search, directory, e-commerce, portal and content services as a means of distributing its service. Other established companies may decide to expand their operations to offer a full range of Internet services which could potentially include a service such as ours.

     Despite this array of competition, we believe we can compete effectively in our marketplace based upon our quick, efficient, easy-to use product that is free to Internet users and reasonably priced to owners of commercial Web resources. Other than RealNames’ system, which is an Internet keyword system that directly competes with the Netword System, we are not aware of any service currently offered by our competitors which provides the range of functions made available through the Netword System.

     In practice, our system is broadly aimed to allow users to employ Networds across the entire Web. By contrast, we believe that the RealNames’ system is more narrowly focused on the use of keywords in the search engines of RealNames’ search partners. We believe the RealNames system materially infringes our patent rights. See, however, Part II, Item 2 - “Legal Proceedings” on page 20 of this report for a description of pending litigation involving RealNames which may impair the protective scope of our patent.

     Services currently offered by our principal competitors have certain comparative limitations:

•	America-On-Line’s keyword system registers keywords which point only to content on the America-On-Line network. This system does not permit Internet users to create their own free America-On-Line keywords, and owners of commercial content who desire to create keywords for use within America-On- Line’s network are subject to a limited and expensive registration process.

•	Netscape’s keyword system which operates through certain recent versions of its Communicator does not permit private registration of keywords. The keywords are created by Netscape and point to NetCenter portal content and other Web resources.

•	Microsoft’s Internet Explorer 5.0 browser does not permit Internet users or owners of commercial Web resources to register keywords.

•	The registration of a keyword on RealName’s system can be a lengthy process and costs more than registration of a Netword. RealNames’ keyword system offers a facility for Internet users to create one free Internet keyword for their homepage on a selected list of Internet communities. It does not offer them the opportunity to create unlimited numbers of free Internet keywords that can point to any resource.

•	Search engines provide multiple responses to a keyword entry and many of the responses may be unrelated to a user’s query.

Government Approvals and Regulation

     We are not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There is only a small body of laws and regulations directly applicable to access to or commerce on the Internet.

     Due to the increasing popularity and use of the Internet, it is likely that a number of additional laws and regulations may be adopted at the federal, state and local levels with respect to the Internet, covering issues such as intellectual property rights, user privacy, taxation, access charges, characteristics and quality of products and services, liability for third-party activities, transmission of sexually explicit material and jurisdiction. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for Networds or increase the cost of doing business or in some other manner harm our business. In addition, applicability to the Internet of existing laws governing issues such as intellectual property, taxation, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted before the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

     In particular, the creation and use of Networds entails the potential risk of possible infringement of third party rights which could subject us to litigation and possible liability. The law regarding liability for contributory trademark infringement or facilitation of unfair competition on the Internet is still unsettled. Our published terms and conditions and operating procedures include measures to protect the rights of owners of registered trademarks. These measures and the scope and extent of our insurance however, may not be adequate to shield or indemnify us from liability and costs of litigation in the event of trademark infringement, dilution or unfair competition by the creator of a Netword.

Employees

     As of January 1, 2000, we had 10 full time employees and six consultants who provided services on an as-needed basis. We believe that our success will depend in part on our continued ability to attract, hire and retain qualified personnel. The competition for such personnel is intense and we may not be able to readily identify, attract and retain such personnel in the future. We believe that our relationship with our employees is satisfactory. We believe that we have an appropriate mix of employee skills for our current business needs. None of our employees is represented by a labor union or retained under an employment contract. All of our employees are bound by confidentiality agreements.

Item 7.  Description of Property.

     We do not own real property. Our principal offices located at 702 Russell Avenue, Third Floor, Gaithersburg, Maryland 20877 are leased until September 2003 and cover approximately 2000 square feet of office space at a monthly rent of approximately $3,300. We do not consider this leased location to be material to our operations, and we believe that equally suitable alternative locations are available.

Item 8.   Directors, Executive Officers and Significant Employees.

     Our directors, officers and significant employees(1) and biographical information about them are provided below. Each director will hold office until our first annual meeting and until his successor is

__________

(1)	“Significant employees” means such persons as production managers, sales managers or research scientists, who are not executive officers, but who make or are expected to make significant contributions to our business.

12
duly elected and qualified, or until his earlier resignation or removal.
Name	Age	Position
Michael L. Wise	56	President, Chief Executive Officer, Director
Kent M. Klineman	67	Secretary, Director
W. Edward Scheetz	34	Director
Shepard C. Bostin	33	Chief Operating Officer
Murray M. Rubin	56	Chief Financial and Accounting Officer, Treasurer
David Lucas	32	Vice President of Advertising and Marketing (Significant employee(1))

Thomas Sweeting	36	Senior Software Engineer (Significant employee(1))

Simon Janes	28	Senior Software Engineer (Significant employee(1))

     Michael Wise joined Netword LLC in December 1996 as Chairman of the Board of Managers and became its President and Chief Executive Officer in August 1997. Additionally, he is Vice- Chairman of nStor Technologies, Inc. (AMEX: NSO), a manufacturer of RAID subsystems and information storage solutions for PC-LAN and Unix. Since 1988, Mr. Wise has been a director (Chairman of the Board from 1992-1997) and officer of nStor. He founded IMNET Systems, Inc. (NASDAQ: IMNT), an imaging and information solutions systems provider, and served as a director and officer of that company from 1986-1995. Mr. Wise has a Ph.D. in Theoretical Physics from Brandeis University.

     Kent M. Klineman joined Netword LLC in December 1996 and acts as our in-house counsel. Since 1994, he has owned and operated Klineman Holding Corp., a New York venture capital firm. In 1999, he became the President and Chief Executive Officer of Hudson Investment Corp. He is also a founder, director and the secretary of EIS International, Inc. (NASDAQ: EISI), a manufacturer of computerized telemarketing systems, and a director and a member of the executive and audit committees of Concord Camera Corp. (NASDAQ:LENS). Mr. Klineman is a graduate of Dartmouth College and Harvard Law School and holds a masters in taxation from N.Y.U. Law School’s graduate tax program.

     W. Edward Scheetz was appointed as a director of Netword on December 14, 1999. He is a founder and is currently Co-Chief Executive Officer of NorthStar Capital Investment Corp. where he has overseen the investment of more than $1 billion in real estate assets and operating companies. Before joining NorthStar Capital in July 1997, Mr. Scheetz was a partner of Apollo Real Estate Advisors from 1993 to 1997 and a principal of Trammell Crow Ventures from 1989 to 1993. Mr. Scheetz has an A.B. in economics from Princeton University.

     Shepard C. Bostin joined Netword LLC in March 1997 as director of marketing and became its Chief Operating Officer in August 1997. Before working for us, from March 1995 to March 1997, he was Vice President of Product Marketing for SelectStar, Inc. From June 1994 to March 1995 he was an employee of Intersolv, Inc. Mr. Bostin holds a B.S., with honors, in Information and Decision Systems from Carnegie Mellon University.

     Murray M. Rubin became the Chief Financial and Accounting Officer and Treasurer of Netword, Inc. in September 1999. He is a certified public accountant and has served as the Executive Vice President and Chief Financial Officer of Klineman Holding Corp. and various related companies controlled by Mr. Klineman since 1982. He is a member of the American Institute of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. Mr. Rubin holds a B.S. in Business Administration from The Pennsylvania State University and a Certificate of International Studies from the University of Heidelberg.

     David Lucas joined Netword, Inc. in March 2000 as Vice President, Advertising and Marketing. From December 1998 until March 2000, Mr. Lucas held the position of Vice President of Business Development at Renaissance Communications, Inc., an advertising and marketing firm. From April 1997 to November 1998, he was a National Accounts Manager and Marketing Director for On-Site Sourcing, Inc. From March 1994 to April 1997, he served as a Brand Manager and Sales Manager for the Davidson Companies. Mr. Lucas holds a B.S. in International Area Studies, with concentrations in international marketing and economics, from Drexel University.

     Thomas Sweeting joined Netword LLC in March 1997. He oversees the development of our customer account management and billing software, and our download agent software. From March 1994 to February 1997 he was an employee of Highland Technologies, Inc. From 1992 to February 1994 he was an employee of Intrafed Inc. He received a B.S. in Computer Science from the University of Maryland.

     Simon Janes was employed as a systems administrator by Netword LLC from January 1997 to August 1997. After an eight month leave to attend George Mason University, he returned to us in April 1998 as a systems administrator and software engineer. He manages the development of our query, registration and Web servers and is responsible for our hardware installation, configuration and maintenance. From May 1994 to December 1996, he was employed as a systems administrator for Network and Communications Management. He is a recognized expert in the Linux operating system and related software, and, in addition to developing the EQL device driver for Linux, is among fewer than 100 Certified Linux Administrators in the world.

     Directors do not receive a salary for their services as directors or a fee for attendance in person at meetings of the board of directors. Directors are reimbursed for travel expenses and other out-of-pocket expenses incurred in connection with their attendance at meetings.

     Executive officers serve at the discretion of our board of directors. Significant employees serve at the discretion of our executive officers and board of directors. None of our officers or significant employees have entered into employment agreements. Accordingly, such employees may leave, and we may terminate, their employment at any time, with or without cause.

Limitations on liability and indemnification matters.

     The Delaware General Corporation Law provides that a company may indemnify its directors and officers against certain liabilities. Our certificate of incorporation and bylaws provide for the indemnification of our directors and officers to the fullest extent permitted by law. The effect of such provisions is to indemnify our directors and officers against all costs, expenses and liabilities incurred by them in connection with actions, suits or proceedings in which they are involved because of their affiliation with us.

Item 9.  Remuneration of Directors and Officers.

The table below provides the remuneration of our directors and officers for fiscal year 1999.
Name and Principal Position	Fiscal Year	Salary	Other Compensation

Michael L. Wise President, Chief Executive Officer, Director	1999	$64,000 (1)	Options to purchase 825,000 shares of common stock at an exercise price of $1.25 per share. (1)

Kent M. Klineman Secretary, Director	1999	$32,000 (2)	Options to purchase 550,000 share of common stock at an exercise price of $1.25 per share.(2)

W. Edward Scheetz, Director	1999	None	Options to purchase 336,000 share of common stock at an exercise price of $1.50 per share.(3)

Shepard C. Bostin Chief Operating Officer	1999	$102,000	Options to purchase 90,000 share of common stock at an exercise price of $1.50 per share.(4)

Murray M. Rubin Chief Financial and Accounting Officer, Treasurer	1999	None	Options to purchase 50,000 share of common stock at an exercise price of $1.50 per share.(5)

Three highest paid officers and directors as a group.	1999	$198,000	Options to purchase 1,465,000 share of common stock at exercise prices ranging from $1.25 to $1.50 per share.

(1)	From May 1, 1999 through August 31, 1999, we paid Mr. Wise a business consulting fee of $8,000 per month. As of August 31, 1999, he began receiving a salary at the same rate. On March 15, 1999, Mr. Wise was granted options to purchase 825,000 shares of our common stock at an exercise price of $1.25 per share. These options will expire on February 17, 2004. He received all of these options in his capacity as a manager, director or officer.

16

(2)	As of May 1, 1999, we commenced payment to Mr. Klineman of a retainer for legal services at the monthly rate of $4,000. This retainer is applied against charges for Mr. Klineman’s services at the rate of $250 per hour. On March 15, 1999, Mr. Klineman was granted options to purchase 550,000 shares of our common stock at an exercise price of $1.25 per share. These options will expire on February 17, 2004. He received all of these options in his capacity as a manager or director.

(3)	In December 1999, we issued immediately exercisable warrants, expiring on June 30, 2004, to purchase 336,000 shares of our common stock at an exercise price of $1.50 per share to NorthStar Capital Partners LLC. Mr. Scheetz holds a 50% interest in NorthStar Capital and disclaims beneficial ownership as to 50% of the shares owned by NorthStar Capital.

(4)	On September 7, 1999, Mr. Bostin was granted options to purchase 90,000 shares of our common stock at an exercise price of $1.50 per share. He received all of these options in his capacity as an officer.

(5)	On September 7, 1999, Mr. Rubin was granted options to purchase 50,000 shares of our common stock at an exercise price of $1.50 per share. These options will expire on September 7, 2001. He received all of these options in his capacity as a consultant or officer.

Item 10.  Security Ownership of Management and Certain Security Holders.

Voting Securities and Principal Holders Thereof

     The table below provides information as of March 28, 2000 with respect to shares of our common stock held of record by:

•	the three highest paid persons who are officers;

•	all directors;

•	all directors and officers as a group; and

•	each person, other than an officer or director, who we know owns more than 10% of our outstanding common stock.

     The address for each stockholder, other than Net2Phone, is in our care at our principal offices. All calculations in the table are based on 17,705,924 shares of common stock outstanding. The amounts shown for each stockholder include shares underlying currently exercisable options, warrants and convertible securities held by the stockholder.

     Except as otherwise indicated in a footnote to this chart, each stockholder has sole voting and dispositive power with respect to the shares of common stock he holds. The shares of common stock of each stockholder other than Batya Wise do not include shares held by that person’s spouse or children.

Name and address of stockholder	Amount of Common Stock Owned	Percentage of Common Stock Owned

Shepard C. Bostin(1)	492,236	2.71%

Kent M. Klineman(2)	2,581,802	13.3%

W. Edward Scheetz(3)	1,056,000	5.8%

Michael Wise(4)	1,943,822	9.9%

Batya Wise(5)	1,849,288	10.2%

Net2Phone, Inc.(6)
171 Main St
Hackensack, NJ 07601	5,050,380	22.19%

All officers and	6,271,003	27.74%
directors as a group (7)

(1)	Mr. Bostin is an officer. His shares include 463,241 shares underlying currently exercisable options and 6,625 shares underlying currently exercisable warrants.

(2)	Mr. Klineman is both an officer and a director. His shares include 1,491,795 shares underlying currently exercisable options and 249,050 shares underlying currently exercisable warrants.

(3)	Mr. Scheetz’s shares include 656,000 shares underlying currently exercisable warrants which are held by NorthStar Capital Partners LLC, in which Mr. Scheetz has 50% of the voting power and economic interest. Mr. Scheetz disclaims beneficial ownership as to 50% of the shares underlying currently exercisable warrants owned by NorthStar Capital.

(4)	Mr. Wise is both an officer and a director. His shares consist of 1,943,822 shares underlying currently exercisable options.

(5)	Ms. Wise owns more than 10% of the outstanding common stock. Her shares include 89,639 shares which she holds as custodian for her son David Wise, and an aggregate of 422,534 shares underlying currently exercisable warrants which she holds either individually or as custodian for David Wise. She does not hold any options. Ms. Wise is the wife of Michael Wise, who disclaims beneficial ownership of shares held by his wife.

(6)	Net2Phone holds currently exercisable warrants to purchase up to 15% of our fully-diluted common stock. As of March 28, 2000, the warrants entitled Net2Phone to purchase 5,050,380 shares of our common stock.

(7)	Includes 3,958,933 shares underlying currently exercisable options and 944,548 shares underlying

18

currently exercisable warrants.

Options, Warrants and Rights. The table below provides information as of March 28, 2000 with respect to options, warrants and rights to purchase shares of common stock which are held of record by:
•	the three highest paid persons who are officers;

•	all directors;

•	all directors and officers as a group; and

•	each person, other than an officer or director, who we know owns more than 10% of our outstanding common stock.

     All of the options and warrants are currently exercisable. Shares underlying warrants and options of each stockholder other than Batya Wise exclude shares underlying warrants or options held by the named person’s spouse or children. Except for the warrants held by NorthStar Capital Partners LLC (in which Mr. Scheetz has 50% of the voting power and economic interest) and warrants for 3,200 shares held by Mr. Rubin, our Chief Financial and Accounting Officer, all of which may be transferred only pursuant to exemption from registration under the securities laws, none of the other warrants or options are transferable except by will or the laws of descent and distribution.

     The expiration dates for the outstanding warrants and options are as follows:

•	warrants to purchase 656,000 shares of our common stock which are beneficially held by NorthStar Capital Partners LLC (in which Mr. Scheetz has 50% of the voting power and economic interest) and warrants to purchase 3,200 shares of our common stock which are beneficially held by Mr. Rubin expire on June 30, 2004

•	warrants to purchase up to 15% of our fully-diluted common stock which are beneficially held by Net2Phone, Inc. expire on September 29, 2003

•	all other warrants expire on February 17, 2002

•	all options to purchase shares of common stock for $0.1666 per share expire on February 17, 2002

•	all options to purchase shares of common stock for $1.25 per share expire on February 17, 2004

•	options to purchase 50,000 shares of common stock for $1.50 per share expire on September 7, 2001

•	options to purchase 90,000 shares of common stock for $1.50 per share expire on September 30, 2004, subject to earlier expiration in the event the option holders are no longer our employees

18

Name of stockholder	Common stock underlying warrants	Exercise price	Common stock underlying options	Exercise price

Shepard C. Bostin	6,625	$1.25	275,074	$0.1666
			98,167	$1.25
			90,000	$1.50
Kent M. Klineman	249,050	$1.25	694,090	$0.1666
			797,705	$1.25
W. Edward Scheetz(1)	656,000	$1.50	None	—
Michael Wise	None		824,557	$0.1666
			1,119,265	$1.25
Batya Wise(2)	422,534	$1.25	None	—
Net2Phone, Inc. (3)	5,050,380	Approximately	None	—
		$3,000,000
All executive officers	285,348	$1.25	1,801,146	$0.1666
and directors as a
group	659,200	$1.50	2,017,787	$1.25
			140,000	$1.50
(1)	Mr. Scheetz is a director. All warrants are held by NorthStar Capital Partners LLC, in which Mr. Scheetz has 50% of the voting power and economic interest. Mr. Scheetz disclaims beneficial ownership as to 50% of the shares owned by NorthStar Capital.

(2)	Batya Wise is the wife of Michael Wise, who disclaims beneficial ownership of all warrants and shares beneficially owned by his wife. Shares underlying warrants held by Batya Wise include shares underlying warrants which she holds as custodian for her son, David Wise.

(3)	Net2Phone holds currently exercisable warrants to purchase up to 15% of our fully-diluted common stock. As of March 28, 2000, the warrants entitled Net2Phone to purchase 5,050,380 shares of our common stock.

There are no other classes of common stock and no shares of preferred stock outstanding. We have no parents or subsidiaries. 19

Item 11.  Interest of Management and Others in Certain Transactions.

     Certain of our officers and directors received options to purchase shares of our common stock and are currently paid consulting fees. See “Remuneration of Directors and Officers” in Item 9 on page 15 of this report.

PART II

Item 1.  Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters.

     Our common stock began trading in the over-the-counter-market on July 29, 1999 under the symbol “NTWD”. Quotations were limited to the NQB Pink Sheets until March 2, 2000, when trading began on the NASD Over the Counter Bulletin Board. The following approximate high and low bid information for the common stock is as reported by the National Quotation Bureau; the prices stated represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions. As of December 31, 1999, there were approximately 150 holders of record of our common stock.

     Bid Price

	Low	High
Third quarter (from July 29, 1999)	$1.50	$0.75
Fourth quarter	$2.75	$0.75

Dividends

     We have not paid any cash dividends on our common stock to date and do not anticipate declaring or paying any cash dividends in the foreseeable future. The holders of common stock are entitled to dividends when declared by our board of directors from legally available funds.

Item 2.  Legal Proceedings.

     In July, 1998, we filed a patent infringement suit against Centraal Corporation, now known as RealNames Corporation, in the U.S. District Court for the Eastern District of Virginia. We sought an injunction and damages in an amount to be determined by the court.

     The substance of our claim is that our patent covers the methodology used by the RealNames system. The patent claims a universal electronic resource denotation, request and delivery computer system that allows a computer or Internet user to locate a URL by entering an alias without knowing the related URL. The alias must be registered in a database in order to reach the URL through a computer system or network. The claimed system generally operates by having a local server computer that is linked to a central registry computer, maintains aliases and is linked to one or more client computers.

     The RealNames systems operates like the system claimed in our patent. The Real Names system allows an Internet user, for a fee, to obtain an alias which is associated with a particular URL so that the user can locate the URL without having to remember a complex address. We believe the Real Names system infringes our patent, since it has a Resolver (a local server computer) which is linked to a central registry computer, maintains aliases and is linked to a customer/user computer (i.e., a client computer).

     After discovery in our patent infringement case, each party moved for summary judgement. On January 8, 1999, the court granted RealNames’ motion for summary judgment, holding that the RealNames system did not infringe our patent, without ruling on the validity of our patent. On February 11, 1999, we filed notice of appeal of the decision, and on April 30, 1999, we filed our appellate brief with the United States Court of Appeals for the Federal Circuit. The appeal was argued on November 2, 1999. If the decision of the District Court is upheld on appeal, the protective scope of our patent would be impaired.

     In August 1997, eight of our former employees, including the former chief executive officer, resigned and made claims against Netword LLC. Claims by four of those former employees have since been settled. In June, 1998, one of the former employees instituted an action against Netword LLC and its managers in the Circuit Court of Arlington, Virginia seeking to recover $69,281 for, among other things, vacation pay, the dilution of his interest in Netword LLC and the repayment of the funded portion of his subscription to a loan made by members to Netword LLC. We are defending that action, which is currently inactive. We do not believe that our financial exposure with respect to the pending action or claims of these former employees is material.

Item 3.  Changes in and Disagreements with Accountants.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Compliance with Section 16(a) of the Exchange Act.

     Netword is not subject to the requirements of Section 16(a) of the Exchange Act.

Item 6.  Reports on Form 8-K.

     None.

PART F/S

     The financial statements listed in Part F/S are included in this report beginning on page F-1.

PART III

Items 1 and 2.   Index to Exhibits; Description of Exhibits.

Number	Exhibit

2.1(1)	Certificate of Incorporation of Netword, Inc.

2.2(1)	Bylaws of Netword, Inc.

2.3(1)	Certificate of Merger between Netword LLC and Netword, Inc. dated February 18, 1999. 2.4(1) Agreement and Plan of Merger between Netword, LLC and Netword, Inc. dated February 18, 1999.

3.1(1)	Form of Warrant issued to members of Netword LLC in connection with the merger of Netword, LLC and Netword, Inc.

3.2(1)	Form of Subscription Agreements executed in connection with the Rule 504 sale of 6,000,000 shares of common stock consummated on March 19, 1999.

3.3(1)	Form of Subscription Agreement executed in connection with the Regulation S sale of 2,000,000 units consummated on March 19, 1999.

3.4(1)	Form of Warrant issued to purchasers in the Regulation S offering.

3.5(1)	Warrant dated March 19, 1999 issued to Fulbright & Jaworski LLP.

3.6(1)	Convertible note dated April 1, 1999 issued to Kronish Lieb Weiner & Hellman LLP.

3.7(1)	Warrant dated May 1, 1999 issued to Pryor, Cashman, Sherman & Flynn LLP.

3.8(1)	Form of Subscription Agreement executed in connection with the Rule 506 sale of 782,000 units consummated on July 28, 1999 and August 5, 1999.

3.9(1)	Form of warrant issued to purchasers in the Rule 506 offering, to David Segal and to be issued to NorthStar Capital Partners LLC

3.10(1)	Warrant dated September 29, 1999 issued to Net2Phone, Inc.

3.11(1)	Stock option plan of Netword, Inc.

3.12(1)	Form of award letter for optionees.

6.1(1)	Contract regarding assignment of trademarks and trade names “Netword” and “Netword, Inc.”

23

6.2(1)	Internet Data Center Services Agreement between Netword, Inc. and Exodus Communications, Inc.

6.3(1)	Agreement dated September 29, 1999 between Netword, Inc. and Net2Phone, Inc.

6.4(1)	Agreement dated as of November 12, 1999 between Netword, Inc. and Nettaxi Online Communities, Inc.

(1)	Filed as an exhibit to Netword, Inc.’s registration statement on Form SB-1 (Commission File No. 333- 86873) and incorporated herein by reference.

24

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

NETWORD, INC. (Registrant) By: /s/ Michael L. Wise Name: Michael L. Wise Title: President and Chief Executive Officer

     In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL L. WISE Michael L. Wise	President and Chief Executive Officer, Director	March 30, 2000.

/s/ MURRAY M. RUBIN Murray M. Rubin	Chief Financial and Accounting Officer, Treasurer	March 30, 2000.

/s/ KENT M. KLINEMAN Kent M. Klineman	Secretary, Director	March 30, 2000.

W. Edward Scheetz	Director	March 30, 2000.
25

NETWORD, INC. (Formerly Netword, LLC) (A Development Stage Company) Index
Page
Independent Auditor’s Report	F-1
Balance Sheet as of December 31, 1999	F-2
Statements of Operations for the Years Ended
December 31, 1999 and 1998 and for the Period from
December 2, 1996 (Inception) to December 31, 1999	F-3
Statements of Stockholders’ Equity for the Years Ended
December 31, 1999 and 1998 and for the Period from
December 2, 1996 (Inception) to December 31, 1999	F-4
Statements of Cash Flows for the Years Ended
December 31, 1999 and 1998 and for the Period
from December 2, 1996 (Inception) to December 31,
1999	F-6
Notes to Financial Statements	F-8

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
Netword, Inc.

     We have audited the accompanying balance sheet of Netword, Inc. (formerly Netword, LLC) (A Development Stage Company) as of December 31, 1999, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from December 2, 1996 (inception) to December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netword, Inc. (formerly Netword, LLC) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from December 2, 1996 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Mahoney Cohen & Cohen, CPI, P.C.

New York, New York
January 27, 2000

NETWORD, INC. (Formerly Netword, LLC) (A Development Stage Company) Balance Sheet December 31, 1999

ASSETS
Current assets:
Cash	$ 2,742,041
Prepaid expense (Note 4)	1,125,000

Total current assets	3,867,041
Property and equipment, net (Note 5)	72,600
Intangible assets:
Trademark, net	26,444
Intellectual property, net (Note 6)	10,000
Deferred offering costs (Note 12)	50,000

Total intangible assets	86,444

$ 4,026,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liability (Note 8)	$ 4,800
Accounts payable	358,404
Loans payable (Note 7)	33,027

Total current liabilities	396,231
Long-term liability, net of current portion (Note 8)	14,400
Convertible note payable (Note 9)	20,903
Commitments and contingencies (Note 13)
Redeemable common stock and common stock warrants (Notes 12)	977,500
Stockholders’ equity (Note 12):
Common stock, $.01 par value;
Authorized - 40,000,000 shares
Issued and outstanding - 16,923,924 shares	169,239
Additional paid-in capital	7,017,668
Deficit accumulated in the development stage	(4,558,557)
Subscriptions receivable	(11,299)

Total stockholders’ equity	2,617,051

$ 4,026,085

See accompanying notes. F-2

NETWORD, INC. (Formerly Netword, LLC) (A Development Stage Company) Statements of Operations
	Year Ended December 31,		Period From December 2, 1996 (Inception) to December 31,
	1999	1998	1999
Sales	$ 11,431	$ 27,650	$ 62,181
General and administrative expenses	1,615,439	1,096,402	4,305,368

Operating loss	(1,604,008)	(1,068,752)	(4,243,187)
Other income (expense):
Interest income	110,844	—	110,844
Loss on disposition of property and
equipment	—	(43,639)	(43,639)
Loss on impairment of assets (Note 6)	—	—	(382,575)

Net other income (expense)	110,844	(43,639)	(315,370)

Net loss	$(1,493,164)	$(1,112,391)	$(4,558,557)

Basic and diluted loss per common share	$ (.10)	$ (.13)

Weighted average number of shares
outstanding	15,572,094	8,443,359

See accompanying notes. F-3

NETWORD, INC. (Formerly Netword, LLC) (A Development Stage Company) Statements of Stockholders’ Equity
	Number of		Common Stock		Additional	Deficit Accumu- lated in the Develop	Subscrip-	Total Stock- holders’
	Class A Units	Class C Units	Shares	Amount	Paid-In Capital	-ment Stage	tions Re- ceivable	Equity (Deficit)
December 2, 1996 (inception)	—	—	—	$ —	$ —	$ —	$ —	$ —
Cash contribution by Netword
Partners in December 1996
(Note 1)	5,100.00	—	—	—	—	250,000	—	250,000
Assets acquired from Birdshell
Corporation LLC in exchange
for equity units (Note 1)	2,125.59	54.21	—	—	—	428,571	—	428,571
Net loss	—	—	—	—	—	(61,460)	—	(61,460)

Balance, December 31, 1996	7,225.59	54.21	—	—	—	617,111	—	617,111
Cash contributions by Netword
Partners from January
through April 1997	—	—	—	—	—	750,000	—	750,000
Class A Units issued in May 1997	8,560.50	—	—	—	—	428,027	—	428,027
Class A Units issued in September
1997	4,806.94	—	—	—	—	300,001	—	300,001
Subscriptions receivable	—	—	—	—	—	—	(16,251)	(16,251)
Net loss	—	—	—	—	—	(1,891,542)	—	(1,891,542)

Balance, December 31, 1997	20,593.03	54.21	—	—	—	203,597	(16,251)	187,346
Class A Units issued from February
through December 1998	15,406.45	—	—	—	—	597,000	—	597,000
Subscriptions receivable	—	—	—	—	—	—	(24,727)	(24,727)
Net loss	—	—	—	—	—	(1,112,391)	—	(1,112,391)

Balance, December 31, 1998
(carried forward)	35,999.48	54.21	—	$—	—	$ (311,794)	$(40,978)	$ (352,772)

See accompanying notes. F-4

NETWORD, INC. (Formerly Netword, LLC) (A Development Stage Company) Statements of Stockholders’ Equity (Concluded)
	Number of		Common Stock		Additional	Deficit Accumu- lated in the Develop	Subscrip-	Total Stock- holders’
	Class A Units	Class C Units	Shares	Amount	Paid-In Capital	-ment Stage	tions Re- ceivable	Equity (Deficit)
Balance, December 31, 1998
(brought forward)	35,999.48	54.21	—	$ —	$ —	$ (311,794)	$(40,978)	$ (352,772)
Exchange of Class A and Class C
Units for common stock in
February 1999	(35,999.48)	(54.21)	8,923,924	89,239	2,664,360	(2,753,599)	—	—
Conversion of accounts payable to
warrants in February 1999	—	—	—	—	114,000	—	—	114,000
Issuance of common stock in
March 1999	—	—	6,000,000	60,000	940,000	—	—	1,000,000
Issuance of common stock and
warrants in March 1999	—	—	2,000,000	20,000	1,980,000	—	—	2,000,000
Offering costs for issuance
of common stock and warrants in March 1999	—	—	—	—	(75,000)	—	—	(75,000)
Issuance of warrants for legal services-	—	—	—	—	14,000	—	—	14,000
Subscriptions receivable	—	—	—	—	—	—	29,679	29,679
Issuance of stock options for
consulting services	—	—	—	—	19,308	—	—	19,308
Issuance of warrant to Net2Phone	—	—	—	—	1,500,000	—	—	1,500,000
Registration costs	—	—	—	—	(139,000)	—	—	(139,000)
Net loss	—	—	—	—	—	(1,493,164)	—	(1,493,164)

Balance, December 31, 1999	—	—	16,923,924	$169,239	$ 7,017,668	$(4,558,557)	$(11,299)	$ 2,617,051

See accompanying notes. F-5

NETWORD, INC. (Formerly Netword, LLC) (A Development Stage Company) Statements of Cash Flows
	Year Ended December 31,		Period From December 2, 1996 (Inception) to December 31,
	1999	1998	1999
Net loss	$(1,493,164)	$(1,112,391)	$(4,558,557)
Adjustments to reconcile net loss to cash
used in operating activities:
Issuance of stock options and warrants
for consulting and legal services	33,308	—	33,308
Depreciation and amortization	65,022	104,951	278,391
Amortization of prepaid expense	375,000	—	375,000
Issuance of convertible note payable for
legal services	20,903	—	20,903
Loss on disposition of property and
equipment	—	43,639	43,639
Loss on impairment of assets	—	—	382,575
Change in assets and liabilities:
Other current assets	877	(877)	—
Deposits	—	4,214	—
Accounts payable	(20,926)	390,697	472,404

Net cash used in operating
activities	(1,018,980)	(569,767)	(2,952,337)

Cash flows from investing activities:
Proceeds from sale of property and
equipment	—	10,000	10,000
Acquisition of property and equipment	(36,468)	—	(357,165)
Acquisition of trademark	—	—	(37,913)

Net cash provided by (used in)
investing activities	(36,468)	10,000	(385,078)

Cash flows from financing activities:
Proceeds from long-term liability	—	—	33,600
Principal payments of long-term liability	(4,800)	(4,800)	(14,400)
Proceeds from loans	—	—	461,054
Redeemable common stock and common
stock warrants	977,500		977,500
Deferred offering costs	(50,000)		(50,000)
Issuance of common stock and units, net
of offering and registration costs	2,815,679	572,273	4,671,702

Net cash provided by financing
activities	3,738,379	567,473	6,079,456

Net increase in cash (carried forward)	$ 2,682,931	$ 7,706	$ 2,742,041

See accompanying notes. F-7

NETWORD, INC. (Formerly Netword, LLC) (A Development Stage Company) Statements of Cash Flows (Concluded)
	Year Ended December 31,		Period From December 2, 1996 (Inception) to December 31,
	1999	1998	1999
Net increase in cash (brought forward)	$2,682,931	$ 7,706	$2,742,041
Cash, beginning of period	59,110	51,404	—

Cash, end of period	$2,742,041	$ 59,110	$2,742,041

Supplemental Schedule of Non-Cash Investing and Financing Activities
Subscriptions receivable	$ —	$ 24,727	$ 11,299

Issuance of Class A Units and Class C
Units in exchange for:
Intellectual property	$ —	$ —	$ 407,575
Net assets acquired	—	—	20,996

	$ --	$ —	$ 428,571

Conversion of loans to Class A Units	$ --	$ —	$ 428,027

Conversion of accounts payable to
warrants	$ 114,000	$ --	$ 114,000

Issuance of stock options and warrants
for consulting and legal services	$ 33,308	$ —	$ 33,308

Issuance of warrants for future services	$1,500,000	$ —	$1,500,000

Issuance of convertible note payable for
legal services	$ 20,903	$ —	$ 20,903

See accompanying notes. F-9

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

Note 1 - The Company

     Netword, Inc. (formerly Netword, LLC) (collectively the “Company”) owns and operates an Internet utility known as the Netword System which the Company believes offers a comprehen sive solution to problems created by a lack of consumer-friendly addresses or URL’s for Internet resources. The Company was formed as a limited liability company under the laws of the State of Delaware, to acquire the business and assets of Birdshell Corporation, L.L.C. (“Birdshell”). The Company has been in the development stage since its organization on December 2, 1996.

     The Company was organized by Netword Partners, to acquire certain assets and assume certain liabilities of Birdshell, as provided in a Limited Liability Company Agreement dated as of December 2, 1996 (the “Agreement”). Birdshell was formed in April 1995 to develop the Netword System. The Birdshell acquisition was accounted for using the purchase method of accounting. The acquired assets consisted primarily of proprietary rights to intellectual property, including U.S. and foreign patent applications, trademarks and Internet domain registrations called the “IP”, and certain other property and equipment having an aggregate original estimated value of $960,000. The liabilities assumed consisted of various computer and telephone leases, obligations under a trademark purchase agreement and certain accrued expenses. In exchange for the acquired assets, the Birdshell investors received membership interests (“Units”) in the Company consisting of 4,900 Class A Units, representing 49% of the Company’s equity, subject to reduction to 268.42 Class C Units if the Company did not achieve certain milestones at various dates specified in the Agreement. As a result of the Company’s failure to achieve these milestones, in July 1997, the 4,900 Class A Units were converted into 268.42 Class C Units. In September 1997, an amendment to the Agreement was proposed by Netword Partners that was accepted by 214.21 of the Class C Unit holders which resulted in the conversion of their Class C Units into 2,125.59 Class A Units, representing 29.42% of the Company’s equity; the holders of the remaining 54.21 Class C Units did not convert their Class C Units into Class A Units. The reduction of the Units held by the Class A Birdshell investors required a $532,213 reduction in the intellectual property and members’ equity. Pursuant to the Agreement, Netword Partners loaned the Company $1,000,000 (the “Loan”) and also received 5,100 Class B-2 Units. In 1997, pursuant to the Agreement, the Loan was converted into 5,100 Class A Units and the 5,100 Class B-2 Units were cancelled. The above transactions are reflected in the statements of stockholders’ equity as if the transactions occurred in December 1996.

     On February 18, 1999, the Company was merged into Netword, Inc., a Delaware corporation (the “Merger”). The Merger was accounted for as a reverse acquisition under the pooling of interest method and gave effect to the issuance by the Company to members of Netword, LLC of 8,923,924 shares of common stock and 3,184,733 warrants to purchase common stock at $1.25 per share, in exchange for 35,999.48 Class A Units and 54.21 Class C Units. Options on 2,284,374 shares of common stock at $.167 per share and 815,239 shares of common stock at $1.25 per share were issued by the Company to replace outstanding options to purchase units previously

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

granted by the Company. In addition, options on 1,456,250 shares of common stock at $1.25 were issued by the Company to certain Company directors, officers and employees.

Note 2 - Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Property and Equipment

     Property and equipment is recorded at cost. Furniture and fixtures and computer equipment are depreciated using an accelerated method over the estimated useful lives of the related assets, ranging from three to five years. Amortization of the computer software is computed using the straight-line method over three years. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.

     Trademark

     The trademark is stated at cost and is amortized using the straight-line method over ten years. The trademark is reported net of accumulated amortization of $14,156 at December 31, 1999.

     Intellectual Property

     The IP is stated at appraised value, which is below cost, net of accumulated amortization, and is amortized using the straight-line method over five years.

     Income Taxes

     The Company accounts for deferred income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (Continued)

     Basic and Diluted Loss Per Share

     The Company has elected to disclose loss per share, as if it had adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) giving effect to the Merger discussed in Note 1. Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share (“EPS”) on the face of the income statement. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The effects on loss per share of the Company’s outstanding options are antidultive and therefore not included in the calculation of the weighted average number of common shares outstanding.

     Fair Value of Financial Instruments

     The Company applies the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1999, management believes the fair value of all financial instruments approximated carrying value.

     Stock-Based Compensation

     The Company applies the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) which requires entities to recognize as expense over the vesting period the fair value as of the date of grant of all stock awards. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and to provide pro forma net income and pro forma net income per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25, under which compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, and provide the pro forma disclosure provisions of SFAS No. 123 in its annual financial statements (see Note 10).

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (Continued)

     Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (SFAS No. 121”), long-lived assets are evaluated for possible impairment through a review of undiscounted expected future cash flows. The carrying value of a long-lived asset is considered impaired if the sum of the undiscounted expected future cash flows is less than the carrying amount of that asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets.

     Advertising and Marketing Expenses

     Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the years ended December 31, 1999 and 1998 were approximately $163,700 and $63,200, respectively.

     Research and Development

     Research and development costs amounted to approximately $190,000 and $210,000 for the years ended December 31, 1999 and 1998, respectively.

Note 3 - Concentration of Credit Risk

     The Company maintains cash balances at several banks and one stock brokerage firm. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances at the stock brokerage firm are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation.

Note 4 - Prepaid Expense

     On September 29, 1999, the Company entered into an agreement with Net2Phone, Inc. (“Net2Phone”) under which a newly developed version of the Company’s software agent will be shipped with Net2Phone’s software, which will include the Company’s logo and slot and a direct link to the Company’s Web site. The agreement also provides that Net2Phone is responsible for maintaining a database of URLs and associated phone numbers and is entitled to 50% of all revenue attributable to the registration and use of Networds sourced from Net2Phone’s Web site. The agreement has an initial one-year term (expiring September 29, 2000), subject to renewal for successive additional one-year terms and to early termination by Net2Phone. In connection with the agreement, the Company granted Net2Phone four-year warrants (expiring September 29, 2003)

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

Note 4 - Prepaid Expense (Continued)

to acquire up to 15% of the Company’s fully diluted common stock for approximately $3,000,000. The fair value of such warrants was $1,500,000, based upon a Black-Scholes option pricing model. The value of such warrants is recorded as a prepaid expense at December 31, 1999 with a corresponding credit to additional paid-in capital and is being amortized over the initial term of the agreement.

Note 5 - Property and Equipment

     At December 31, 1999, property and equipment consists of:

Furniture and fixtures	$ 29,556
Computer equipment	131,820
Computer software	92,523

253,899
Less: Accumulated depreciation
and amortization	181,299

$ 72,600

Note 6 - Intellectual Property

     In connection with the acquisition of the Birdshell assets, the Company acquired the IP having an initial value of $939,788. Subsequently, in September 1997, as discussed in Note 1, the holdings of the former Birdshell investors were reduced from 49% to 29.42%, which resulted in a reduction of the IP and members’ equity by $532,213.

     In connection with the adoption of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, based upon an appraisal, the intellectual property was considered to be impaired. Accordingly, a loss of $382,575 was recognized during the year ended December 31, 1997.

Note 7 - Loans Payable

     In May 1997, the Company offered its members rights to subscribe to their pro rata share of a $500,000 loan (the “97 loan”), together with five year warrants to purchase 10,000 Class A Units at $50 per unit. The exercise price of a warrant was payable in cash or by the forgiveness of all or a portion of the 97 loan. The 97 loan was fully subscribed; however, certain subscribers did not fully fund their subscriptions to that loan and, accordingly, did not qualify for conversion of their shares of the 97 loan into Class A Units. The members who funded all installments of their subscriptions to the 97 loan subsequently converted their interests in that loan into Class A Units.

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

Note 7 - Loans Payable (Continued)

At December 31, 1999, the Company had $33,027 of loans payable to subscribers to the 97 loan who did not fully fund their subscriptions.

Note 8 - Long-Term Liability

     In connection with the acquisition of the Birdshell assets, the Company assumed a long- term liability related to the purchase of the Netword trademark. This liability is payable in equal installments of $4,800 per year, concluding on April 30, 2003.

Note 9 - Convertible Note Payable

     In April 1999, the Company issued a $20,000, 6% Convertible Note, due March 31, 2002 in exchange for legal services. Such note is convertible into common stock at $1 per share at the option of the holder of the note at any time. At December 31, 1999, the note included $903 in accrued interest.

Note 10 - Options

     The Company previously granted options to purchase Class A Units to managers and key employees responsible for the direction and management of the Company. At December 31, 1999, after giving effect to the recapitalization described in Note 1, there were 4,898,765 shares of common stock reserved for issuance pursuant to these options.

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its applicable options under the fair value method of the statement.

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the weighted-average assumptions for 1999 and 1998, including a risk free interest rate of 5%, a volatility factor of the expected market price of the Company’s common stock of .84 and a weighted-average remaining contractual life of the option of 60 months.

     The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its managers and key employee options.

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

Note 10 - Options (Continued)

     For purposes of pro forma disclosures, the estimated fair value of these options is amortized to expense over the option vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company’s pro forma information follows:

	Years Ended December 31,
	1999	1998
Pro forma net loss	$ (1,577,946)	$ (1,165,528)
Pro forma net loss per share	(.10)	(.14)
A summary of applicable option activity and related information for the years ended December 31, 1999 and 1998, after giving effect to the recapitalization described in Note 1, is as follows:
	1999		1998
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3,099,613	$ .45	1,036,187	$.45
Granted	1,874,023	1.27	2,077,429.45
Exercised	—	—	—	—
Forfeited	74,871.62		14,003.45

Outstanding, end of year	4,898,765.76		3,099,613.45

Exercisable, end of year	4,898,765	$ .76	1,417,907	$.45

      The weighted-average fair value of options granted during 1999 and 1998 was $.17 and $.26, respectively. Exercise prices for options outstanding ranged as of December 31, 1999 from $.17 to $1.50. These options expire at various times through October 2004.

Note 11 - Income Taxes

     At December 31, 1999, the Company has a federal net operating loss carryforward to reduce future taxable income of approximately $1,423,000. The net operating loss carryforward expires in 2019.

F-15

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

Note 11 - Income Taxes (Continued)

     At December 31, 1999, the Company has a deferred tax asset of approximately $484,000 representing the benefits of its net operating loss carryforward. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset.

Note 12 - Equity Transactions

     Pursuant to the Agreement, during 1997 the Loan was converted into 5,100 Class A Units and the Class B-2 Units were cancelled. $250,000 of the Loan was funded in December 1996; the $750,000 balance was funded during the period from January 1, 1997 through April 15, 1997.

     In May 1997, the Company sold 8,560.50 Class A Units at $50.00 per Unit resulting in proceeds of $428,027. In September 1997, the Company sold 4,806.94 Class A Units at $62.41 per Unit, resulting in proceeds of $300,001.

     In February 1998, the Company offered its members rights to subscribe to their pro rata share of a $600,000 offering, consisting of 15,483.87 Class A Units at $38.75 per Unit. In addition, to protect option holders from dilution resulting from the $600,000 offering, the Company also granted option holders their pro rata share of 2,313.93 new options to purchase Class A Units at an exercise price of $38.75. The members subscribed to 15,406.45 Class A Units for total proceeds of $597,000.

     In February 1999, the Company settled fees of $655,000 for legal services by payment of $200,000 and an agreement to deliver warrants to purchase 150,000 shares of the Company’s common stock at $.1667 per share. The fair value for the warrants was estimated to be $.76 per warrant at the date of the agreement, using the Black-Scholes option pricing model.

     On March 19, 1999, the Company privately placed 6,000,000 shares of common stock at $.1666 per share or a total of $1,000,000. On the same date, in an offering to non-U.S. residents, the Company sold units consisting of 2,000,000 shares of common stock and warrants to purchase an additional 1,600,000 shares of common stock (at $1.25 per share) for total consideration of $2,000,000. Offering costs for the two offerings aggregated $75,000.

     On July 28, 1999 and August 5, 1999, the Company privately placed units consisting of 782,000 shares of common stock and warrants to purchase an additional 625,600 shares of common stock (at $1.50 per share) for total consideration of $977,500. Offering costs were approximately $50,000. In connection with this placement, the Company issued warrants to an individual to purchase an additional 85,293 shares of common stock at $1.50 per share as a finder’s fee.

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

Note 12 - Equity Transactions (Continued)

     The staff of the Securities and Exchange Commission has advised the Company that the individual who received the said 85,293 warrants may have acted as an unregistered broker-dealer in violation of Section 15 of the Securities Exchange Act by introducing the Company to the investors and receiving a finder’s fee. If such individual acted as an unregistered broker-dealer in violation of the Securities Exchange Act, then under Section 29 of the Securities Exchange Act (1) the warrants issued to him as a finder’s fee would be voidable by the Company and (2) each investor introduced to the Company would have the right to rescind his purchase. While the Company will not make a rescission offer, it has notified each of the investors introduced to the Company by the said individual of the position of the Securities Exchange Commission and the investor’s potential rights under Section 29 of the Securities Exchange Act. Accordingly, such proceeds are classified as redeemable common stock and common stock warrants in the accompanying balance sheet. Offering costs were approximately $50,000 and are included in deferred offering costs.

Note 13 - Commitments and Contingencies

     Operating Lease

     The Company leases an office under a non-cancellable operating lease expiring in 2003. Future minimum lease payments are as follows:

Year Ending December 31,
2000	$ 40,000
2001	42,000
2002	43,000
2003	29,000

$154,000

Total rent charged to operations for the years ended December 31, 1999 and 1998 was approximately $33,000 and $66,000, respectively. F-17

NETWORD, INC.
(Formerly Netword, LLC)
(A Development Stage Company)
Notes to Financial Statements

Note 13 - Commitments and Contingencies (Continued)

     Promotional Agreements

     The Company has entered into agreements with several Internet companies to promote the Netword System permitting users who visit these companies’ Web sites to use and create Networds and place the Company’s logo, slot and a direct link to the Company’s Web site on the Web sites of these companies. These agreements, expiring through December 2001, entitle these companies to various revenue sharing arrangements with the Company, with guaranteed future minimum payments required as follows:

2000	$720,000
2001	50,000

$770,000

     In August 1997, eight employees, including the former chief executive officer, resigned and made claims against the Company. Claims by four of those former employees have since been settled. One of the former employees instituted an action against the Company and its managers in June 1998, in the Circuit Court of Arlington, Virginia, seeking to recover approximately $70,000 for, among other things, the dilution of his interest in the Company and the repayment of the funded portion of his subscription to the 97 loan (see Note 7). The Company is defending that action which is currently inactive. The Company does not believe that its financial exposures with respect to the pending action or unsettled claims of the other former employees is material.