Form 10QSB
period 2000-03-31
NETWORD INC
filed 2000-05-15
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 2000 - Commission file Number 333-86873


                                  Netword, Inc.
             (Exact name of registrant as specified in its charter)


          Delaware                                               52-2143430
(State or other Jurisdiction                                  (I.R.S. Employer
      of Incorporation)                                      Identification No.)


             702 Russell Avenue, Third Floor, Gaitherburg, MD 20877
              (Address of principal executive offices) (Zip code)


                                  240/631-1100
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_  No ___

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of May 11, 2000, was 18,596,513.

Transitional Small Business Disclosure Format (check one):

                                 Yes _X_  No ___

                                  NETWORD, INC.
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                                 March 31, 2000



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. - Balance Sheets as of March 31, 2000 and December 31, 1999............1

          Statements of Operations for the Three Months Ended
          March 31, 2000 and March 31, 1999....................................2

          Statements of Cash Flows for the Three Months Ended
          March 31, 2000 and March 31, 1999....................................3

          Notes to Financial Statements........................................4

Item 2. - Management's Discussion and Analysis or Plan of Operation............7

PART II - OTHER INFORMATION....................................................9

SIGNATURE.....................................................................11

                                  NETWORD, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                               March 31,    December 31,
                                                                 2000           1999
                                                             (Unaudited)       (Note)
                                                             -----------    -----------
                                     ASSETS
Current assets:
    Cash                                                     $ 2,489,865    $ 2,742,041
    Deposit                                                      250,000           --
    Prepaid expenses                                             771,245      1,125,000
                                                             -----------    -----------
                Total current assets                           3,511,110      3,867,041
Property and equipment, net                                       58,644         72,600
Intangible assets:
    Trademark, net                                                25,488         26,444
    Intellectual property, net                                     8,750         10,000
    Deferred offering costs                                       50,000         50,000
                                                             -----------    -----------
                Total intangible assets                           84,238         86,444
                                                             -----------    -----------
                                                             $ 3,653,992    $ 4,026,085
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term liability                   $     4,800    $     4,800
    Accounts payable                                             346,826        358,404
    Loans payable                                                 33,027         33,027
                                                             -----------    -----------
                Total current liabilities                        384,653        396,231
Long-term liability, net of current portion                       14,400         14,400
Convertible note payable                                          21,203         20,903
Redeemable common stock and common stock warrants                977,500        977,500
Stockholders' equity:
    Common stock, $.01 par value;
        Authorized - 40,000,000 shares
        Issued and outstanding - 17,276,513 shares at
           3/31/00 and 16,923,924 shares at 12/31/99             172,765        169,239
    Additional paid-in capital                                 7,454,878      7,017,668
    Deficit accumulated in the development stage              (5,360,108)    (4,558,557)
    Subscriptions receivable                                     (11,299)       (11,299)
                                                             -----------    -----------
                Total stockholders' equity                     2,256,236      2,617,051
                                                             -----------    -----------
                                                             $ 3,653,992    $ 4,026,085
                                                             ===========    ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                                  NETWORD, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                              Period From
                                                                               December
                                                     Three Months               2, 1996
                                                    Ended March 31,         (Inception) to
                                             ----------------------------       March 31,
                                                 2000            1999             2000
                                             ------------    ------------    ------------
Sales                                        $        353    $      4,212    $     62,534

General and administrative expenses               832,278         298,978       5,137,646
                                             ------------    ------------    ------------

Operating loss                                   (831,925)       (294,766)     (5,075,112)

Other income (expense):
    Interest income                                30,374           1,904         141,218
    Loss on disposition of property and
        equipment                                    --              --           (43,639)
    Loss on impairment of assets                     --              --          (382,575)
                                             ------------    ------------    ------------
                Net other income (expense)         30,374           1,904        (284,996)
                                             ------------    ------------    ------------

Net loss                                     $   (801,551)   $   (292,862)   $ (5,360,108)
                                             ============    ============    ============

Basic and diluted loss per common share      $       (.05)   $       (.03)
                                             ============    ============

Weighted average number of shares
    outstanding                                17,709,799      10,079,480
                                             ============    ============


                            See accompanying notes.

                                  NETWORD, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 Period From
                                                                                   December
                                                         Three Months               2, 1996
                                                        Ended March 31,         (Inception) to
                                                 ----------------------------       March 31,
                                                     2000            1999             2000
                                                 ------------    ------------    ------------
Net loss                                         $  (801,551)   $  (292,862)   $(5,360,108)
Adjustments to reconcile net loss to cash
    used in operating activities:
    Issuance of stock options and warrants
        for consulting and legal services               --             --           33,308
    Depreciation and amortization                     16,161         16,206        294,552
    Amortization of prepaid expense                  375,000           --          750,000
    Issuance of convertible note payable for
        legal services                                  --             --           20,903
    Loss on disposition of property and
        equipment                                       --             --           43,639
    Loss on impairment of assets                        --             --          382,575
    Change in assets and liabilities:
        Prepaid expenses                             (21,245)          (561)       (21,245)
        Accounts payable                             (11,278)        55,997        461,126
                                                 -----------    -----------    -----------
                Net cash used in operating
                   activities                       (442,913)      (221,220)    (3,395,250)
                                                 -----------    -----------    -----------
Cash flows from investing activities:
    Proceeds from sale of property and
        equipment                                       --             --           10,000
    Deposit                                         (250,000)          --         (250,000)
    Acquisition of property and equipment               --             --         (357,165)
    Acquisition of trademark                            --             --          (37,913)
                                                 -----------    -----------    -----------
                Net cash used in
                   investing activities             (250,000)          --         (635,078)
                                                 -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds from long-term liability                   --             --           33,600
    Principal payments of long-term liability           --           (4,800)       (14,400)
    Proceeds from loans                                 --             --          461,054
    Redeemable common stock and common
        stock warrants                                  --             --          977,500
    Deferred offering costs                             --             --          (50,000)
    Exercise of warrants                             440,737           --          440,737
    Issuance of common stock and units, net
        of offering and registration costs              --        2,925,000      4,671,702
                                                 -----------    -----------    -----------
                Net cash provided by financing
                   activities                        440,737      2,920,200      6,520,193
                                                 -----------    -----------    -----------
Net increase (decrease) in cash
         (carried forward)                       $  (252,176)   $ 2,698,980    $ 2,489,865
                                                 -----------    -----------    -----------


                            See accompanying notes.

                                  NETWORD, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Concluded)
                                   (Unaudited)

                                                                                                             Period From
                                                                                                               December
                                                                                      Three Months              2, 1996
                                                                                     Ended March 31,         (Inception) to
                                                                                -------------------------       March 31,
                                                                                   2000           1999            2000
                                                                                ----------     ----------      ----------
Net increase (decrease) in cash
         (brought forward)                                                      $ (252,176)    $2,698,980      $2,489,865
Cash, beginning of period                                                        2,742,041         59,110            --
                                                                                ----------     ----------      ----------
Cash, end of period                                                             $2,489,865     $2,758,090      $2,489,865
                                                                                ==========     ==========      ==========

                             Supplemental Schedule of Non-Cash Investing and Financing Activities

Subscriptions receivable                                                        $     --       $     --        $   11,299
                                                                                ==========     ==========      ==========

Issuance of Class A Units and Class C Units in exchange for:
        Intellectual property                                                   $     --       $     --        $  407,575
        Net assets acquired                                                           --             --            20,996
                                                                                ----------     ----------      ----------
                                                                                $     --       $     --        $  428,571
                                                                                ==========     ==========      ==========

Conversion of loans to Class A Units                                            $     --       $     --        $  428,027
                                                                                ==========     ==========      ==========

Conversion of accounts payable to
    warrants                                                                    $     --       $     --        $  114,000
                                                                                ==========     ==========      ==========

Issuance of stock options and warrants
    for consulting and legal services                                           $     --       $     --        $   33,308
                                                                                ==========     ==========      ==========

Issuance of warrants for future services                                        $     --       $     --        $1,500,000
                                                                                ==========     ==========      ==========

Issuance of convertible note payable for
    legal services                                                              $     --       $     --        $   20,903
                                                                                ==========     ==========      ==========


                            See accompanying notes.

                                  NETWORD, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1 - Basis of Presentation

     Netword, Inc. (the "Company," "us," "we," or "our") owns and operates an Internet utility known as the Netword System which we believe offers a comprehensive solution to problems created by a lack of consumer-friendly addresses or URL's for Internet resources.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000, These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note 2 - Deposit

     During the quarter ended March 31, 2000 we deposited $250,000 into an escrow account pursuant to the terms of an agreement for services to be rendered in connection with our planned national advertising campaign. This agreement also provides for the grant of 300,000 five year options under our Stock Option Plan, vested quarterly over the period from March 2, 2000 to March 1, 2001, at $2.00 per share.

Note 3 - Exercise of Warrants

     During the quarter ended March 31, 2000, certain outstanding warrants to purchase our common stock were exercised, as follows:

     Number of Shares         Exercise Price            Total Received
     ----------------         --------------            --------------

         352,589               $1.25/share                 $ 440,737

     On April 13, 2000 we notified stockholders who acquired warrants to purchase 1,600,000 shares of our common stock in our Reg S offering that their warrants were subject to redemption for $.05 per share unless those warrants were exercised by May 1, 2000. As a result, the following warrants issued in the Reg S offering were exercised subsequent to March 31, 2000:

     Number of Shares         Exercise Price            Total Received
     ----------------         --------------            --------------

        1,320,000              $1.25/share                $ 1,650,000

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

First Quarter 2000 Overview

We are a development stage Internet company and do not currently derive significant revenues from operations. Revenues recorded by us to date are incidental and not the result of proactive marketing. Our revenues have stemmed from persons who recognize the utility of the Netword System and wish to protect their products, brands and other marks.

During the quarter, we continued to enter into and pursue various agreements with other Internet businesses. Agreements with InfoSpace.com, Inc. and eBay, Inc were signed during the quarter. InfoSpace.com produces co-branded pages when certain Networds, including all 5-digit U.S. zip codes, are entered in Netword Slots or Netword-enabled browsers. Our agreement with eBay is a referral agreement under which we are entitled to revenues based on our directing Internet traffic to eBay. During the quarter, we also completed a new version of our software agent that was integrated with Net2Phone, Inc.'s software product which became available at www.net2phone.com in May 2000.

During the quarter we began an effort expected to result in a national advertising campaign (the "Campaign") scheduled to commence in the third quarter.

Results of Operations for Q-1 2000

Compensation costs increased to $176,500 versus $97,808 for the same period last year because we hired additional marketing, sales, business development and software engineering personnel. The additional personnel were hired to enhance the Netword System and implement the Campaign.

Enhancement of the Netword System includes software development efforts to meet the needs of new affiliates, including Net2Phone and InfoSpace.com. Pending affiliations have and will create additional technology requirements for us.

Marketing costs increased to $497,850 versus $76,218 for the same period last year primarily because of $375,000 of amortization attributable to the Net2Phone warrant initiated in the 4th quarter of 1999 and payments to InfoSpace initiated in the 1st quarter of 2000. In subsequent quarters we expect to increase our marketing and sales expenditures to support the Campaign that is currently being developed. In addition to direct advertising costs associated with the Campaign, we expect to incur additional administrative costs for the management of the Campaign and anticipate that we will require additional sales and customer support personnel to handle our anticipated growth.

We have incurred and will continue to incur additional expenses related to our public status, including accounting and audit fees, SEC filing fees, transfer agent costs, legal fees and investor relations.

Equipment costs are not expected to increase significantly until later in the current fiscal year, when we expect we will need to establish additional clusters of computers in North America and/or abroad to meet the expected growth in usage of the Netword System following implementation of the Campaign.

Liquidity and Capital Resources

Our $2,489,865 cash balance at March 31, 2000 was increased during April 2000 by the $1,650,000 proceeds from the exercise of the Reg S Warrants. Based upon our current operations it is unlikely that additional funds will be required during the next twelve months. Our ability to increase funds for the Campaign will be dependent upon additional funding from revenues and/or external sources, including the sale of equity.

Forward Looking Statements

Some of the statements in this 10-QSB that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of words such as estimates, projects, anticipates, expects, intends, believes or the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. We caution you that all the forward-looking statements contained in this 10-QSB are only estimates and predictions. Our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. The risks, uncertainties and assumptions include, but are not limited to, those discussed in this 10-QSB.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

               No new litigation and no new developments with regard to previously existing litigation.

Item 2.  Changes in Securities

               None

Item 3.  Defaults upon Senior Securities

               None

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information

               On March 24, 2000 the U.S. Patent Office issued a Notice of Allowance to us for a second patent on the Netword System. The new patent includes a centralized mechanism to store and instantaneously resolve Networds for any Internet resource, and client software to make Networds accessible from all leading browsers,

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits:

               3.1(1) Certificate of Incorporation of Netword, Inc.

               3.2(1) Bylaws of Netword, Inc.

               4.1(1) Stock option plan of Netword, Inc.

               4.2(1) Form of award letter for optionees

              10.1(1) Contract  regarding  assignment of  trademarks  and trade names "Netword" and "Netword, Inc."

              10.2(1) Internet Data Center Services  Agreement between Netword,
                      Inc. and

                      Exodus Communications, Inc.

              10.3(1) Agreement dated September 29, 1999 between Netword,  Inc.
                      and Net2Phone, Inc.

              10.4(1) Agreement dated as of November 12, 1999 between  Netword,
                      Inc. and Nettaxi Online Communities, Inc.

(1) Filed as an Exhibit to Netword's registration statement on Form SB-1 (Commission File No. 333-86873) and incorporated herein by reference.

     b)   Reports on Form 8-K:

               None

                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2000

                                  Netword, Inc.
                                  (Registrant)


                                  By: /s/ Murray M. Rubin
                                  Name: Murray M. Rubin
                                  Title: Treasurer and Chief Financial Officer
                                  (Principal Financial Officer and Officer Duly
                                   Authorized to Sign on behalf of Registrant)