Form 10QSB
period 2000-06-30
NETWORD INC
filed 2000-08-11
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000 - Commission file Number 333-86873

Netword, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation)	52-2143430 (I.R.S. Employer Identification No.)

702 Russell Avenue, Third Floor, Gaitherburg, MD 20877
(Address of principal executive offices)    (Zip code)

240/631-1100
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

The number of outstanding shares of the issuer’s common stock, par value $.01 per share, as of August 10, 2000, was 19,348,083.

Transitional Small Business Disclosure Format (check one):

Yes [X]   No [_]

NETWORD, INC. (A Development Stage Company)

INDEX TO FORM 10-QSB

June 30, 2000

NETWORD, INC. (A Development Stage Company) Balance Sheets

	June 30, 2000 (Unaudited)	December 31, 1999 (Note)
ASSETS
Current assets:
Cash	$ 3,604,529	$ 2,742,041
Prepaid expenses	1,033,110	1,125,000

Total current assets	4,637,639	3,867,041
Property and equipment, net	55,236	72,600
Intangible assets:
Trademark, net	24,532	26,444
Intellectual property, net	7,500	10,000
Deferred offering costs	—	50,000

Total intangible assets	32,032	86,444

	$ 4,724,907	$ 4,026,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liability	$ 4,800	$ 4,800
Accounts payable	437,299	358,404
Loans payable	33,027	33,027

Total current liabilities	475,126	396,231
Long-term liability, net of current portion	14,400	14,400
Convertible note payable	21,503	20,903
Redeemable common stock and common stock warrants	977,500	977,500
Stockholders’ equity:
Common stock, $.01 par value;
Authorized - 40,000,000 shares
Issued and outstanding - 18,566,083 shares at
6/30/00 and 16,923,924 shares at 12/31/99	185,661	169,239
Additional paid-in capital	9,240,946	7,017,668
Deficit accumulated in the development stage	(6,178,930)	(4,558,557)
Subscriptions receivable	(11,299)	(11,299)

Total stockholders’ equity	3,236,378	2,617,051

	$ 4,724,907	$ 4,026,085

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

NETWORD, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2000	1999
Revenue	$ 5,622	$ 2,426
General and administrative expenses	868,508	192,544

Operating loss	(862,886)	(190,118)
Other income (expense):
Interest income	44,064	1,904
Loss on disposition of property and
equipment	—	—
Loss on impairment of assets	—	—

Net other income (expense)	44,064	1,904

Net loss	$ (818,822)	$ (188,214)

Basic and diluted loss per common share	$ (.04)	$ (.01)

Weighted average number of shares
outstanding	18,622,304	13,520,609

See accompanying notes.

NETWORD, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Six Months Ended June 30,		Period From December 2, 1996 (Inception) to June 30,
	2000	1999	2000
Revenue	$ 5,975	$ 6,638	$ 68,156
General and administrative expenses	1,700,786	489,618	6,006,154

Operating loss	(1,694,811)	(482,980)	(5,937,998)
Other income (expense):
Interest income	74,438	1,904	185,282
Loss on disposition of property and
equipment	—	—	(43,639)
Loss on impairment of assets	—	—	(382,575)

Net other income (expense)	74,438	1,904	(240,932)

Net loss	$(1,620,373)	$ (481,076)	$(6,178,930)

Basic and diluted loss per common share	$ (.09)	$ (.04)

Weighted average number of shares
outstanding	18,169,149	13,520,609

See accompanying notes.

NETWORD, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		Period From December 2, 1996 (Inception) to June 30,
	2000	1999	2000
Net loss	$(1,620,371)	$ (481,076)	$(6,178,930)
Adjustments to reconcile net loss to cash
used in operating activities:
Issuance of stock options and warrants
for consulting and legal services	—	—	33,308
Depreciation and amortization	27,184	29,820	305,575
Amortization of prepaid expense	750,000	—	1,125,000
Issuance of convertible note payable for
legal services	—	—	20,903
Loss on disposition of property and
equipment	—	—	43,639
Loss on impairment of assets	—	—	382,575
Change in assets and liabilities:
Prepaid expenses	(421,110)	—	(421,110)
Other current assets	—	877
Accounts payable	79,495	(8,496)	551,899

Net cash used in operating
activities	(1,184,802)	(458,875)	(4,137,139)

Cash flows from investing activities:
Proceeds from sale of property and
equipment	—	—	10,000
Acquisition of property and equipment	(5,408)	(32,092)	(362,573)
Acquisition of trademark	—	—	(37,913)

Net cash used in
investing activities	(5,408)	(32,092)	(90,486)

Cash flows from financing activities:
Proceeds from long-term liability	—	—	33,600
Principal payments of long-term liability	—	—	(14,400)
Proceeds from loans	—	20,297	461,054
Redeemable common stock and common
stock warrants	—	977,500
Offering costs	—	(50,000)	(50,000)
Exercise of warrants	2,052,698	—	2,052,698
Issuance of common stock and units, net
of offering and registration costs	—	2,968,679	4,671,702

Net cash provided by financing
activities	2,052,698	2,938,976	8,132,154

Net increase in cash (carried forward)	$ 862,488	$ 2,448,009	$ 3,604,529

See accompanying notes.

NETWORD, INC. (A Development Stage Company) Statements of Cash Flows (Concluded) (Unaudited)

	Six Months Ended December 31,				Period From December 2, 1996 (Inception) to March 31,
	2000		1999		2000
Net increase in cash (brought forward)	$ 862,488		$2,448,009		$3,604,529
Cash, beginning of period	2,742,041		59,110		—

Cash, end of period	$3,604,529		$2,507,119		$3,604,529

Supplemental Schedule of Non-Cash Investing and Financing Activities

Subscriptions receivable	$ —		$ —		$ 11,299

Issuance of Class A Units and Class C
Units in exchange for:
Intellectual property	$ —		$ —		$ 407,575
Net assets acquired	—	;	—	;	20,996

Issuance Class A Units for Birdshell Assets	$ —		$ —		$ 428,571

Conversion of loans to Class A Units	$ —		$ —		$ 428,027

Conversion of accounts payable to
warrants	$ —		$ 114,000		$ 114,000

Issuance of stock options and warrants
for consulting, legal and marketing services	$ 237,000		$ —		$ 507,308

Issuance of warrants for contract services	$ —		$ —		$1,500,000

Issuance of convertible note payable for
legal services	$ —		$ 14,000		$ 20,903

See accompanying notes.

NETWORD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

Note 1 — Basis of Presentation

     Netword, Inc. (the “Company,” “us,” “we,” or “our”) owns and operates an Internet utility known as the Netword System which we believe offers a comprehensive solution to problems created by a lack of consumer-friendly addresses or URL’s for Internet resources.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000, These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note 2 — Prepaid Expenses

     The major components of prepaid expenses are:

1.	$375,000 - Unamortized portion of Net2Phone warrants.

2.	$628,749 - Expenses related to a national marketing campaign which commenced during the third quarter. These costs will be charged to operations over the three quarters ending March 31, 2001.

Note 3 — Exercise of Warrants

During the six months ended June 30, 2000, certain outstanding warrants to purchase our common stock were exercised as follows:

Number of Shares	Exercise Price	Proceed of Exercise
1,642,159	$1.25/share	$2,052,698.75

ITEM 2.   Management’s Discussion and Analysis or Plan of Operation

Second Quarter 2000 Overview

     We are a development stage Internet company and have not derived significant revenues from operations. Revenues recorded by us to date are incidental and not the result of proactive marketing. Our revenues have stemmed from persons who recognize the utility of the Netword System and wish to protect their products, brands and other marks.

     During the quarter, we continued to enter into and pursue various agreements with other Internet businesses. Affiliate agreements with CNET, CarParts.com, BabyCenter.com, NetRadio, Gamesville, OfficeMax.com, PETsMART.com, VideoFlicks and Proflowers.com were signed during the quarter. These are primarily referral agreements providing for the creation of Commercial Networds which point to various pages on the Web sites of our affiliates which entitles us to revenues based on use of Commercial Networds directing Internet traffic to those sites. During the quarter, we also completed a new version of our software agent for the Apple Macintosh and Linux operating systems and entered into an affiliate agreement with Mac Publishing LLC, publisher of the MacWorld magazine and owner of the macworld.zdnet.com Web site, the leading information sources for Macintosh users.

     During the six months ended June 30, 2000 we invested $628,749 in the production of an advertising campaign (the “Campaign”) featuring Leonard Nimoy, a well-known movie and television actor and director, as our spokesperson. The Campaign is scheduled to commence during the third quarter.

Results of Operations

   The quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

     Compensation costs increased to $202,300 due to hiring additional marketing, sales, business development and software engineering personnel to enhance the Netword System and implement the Campaign.

     Enhancement of the Netword System includes software development efforts to meet the needs of new affiliates, including Net2Phone and InfoSpace.com, and additional versions of the Netword Agent for the Apple Macintosh and Linux operating systems. Other pending affiliations will create additional technology requirements for us.

     Marketing costs increased to $530,000 primarily because of $375,000 of amortization attributable to the Net2Phone warrant initiated in the 4th quarter of 1999 and payments to InfoSpace initiated in the 1st quarter of 2000. In subsequent quarters we expect to increase our marketing and sales expenditures to support the Campaign. In addition to direct advertising costs associated with the Campaign, we expect to incur additional administrative costs to manage the Campaign and anticipate that we will require additional sales and customer support personnel to manage our anticipated growth.

     We have incurred and will continue to incur additional expenses related to our status as a public company, including accounting and audit fees, SEC filing fees, transfer agent costs, printing costs, legal fees and investor relations.

     Equipment costs are not expected to increase significantly until later in the current fiscal year, when we expect to establish additional clusters of computers in North America and/or abroad to meet the expected growth in usage of the Netword System following implementation of the Campaign.

   Six months ended June 30, 2000 compared to the six months ended June 30, 1999.

     Compensation costs increased to $374,350 because we hired additional marketing, sales, business development and software engineering personnel to enhance the Netword System and implement the Campaign.

     Enhancement of the Netword System includes software development efforts to meet the needs of new affiliates, including Net2Phone and InfoSpace.com, and additional versions of our software agent for the Apple Macintosh and Linux operating systems. Other pending affiliations will create additional technology requirements for us.

     Marketing costs increased to $1,027,511 primarily because of $750,000 of amortization attributable to the Net2Phone warrant initiated in the 4th quarter of 1999 and payments to InfoSpace initiated in the 1st quarter of 2000. In subsequent quarters, we expect to increase our marketing and sales expenditures to manage the Campaign, In addition to direct advertising costs associated with the Campaign, we expect to incur additional administrative costs for the management of the Campaign and anticipate that we will require additional sales and customer support personnel to manage our anticipated growth.

Liquidity and Capital Resources

Our cash balance at June 30, 2000 was $3,604,529. Based upon our current operations it is unlikely that additional funds will be required during the next twelve months. Our ability to increase expenditures for the Campaign will be dependent upon additional funding from revenues and/or external sources, including a sale of equity.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) Exhibits:

27 Financial Data Schedule

b) Reports on Form 8-K:

None

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2000

Netword, Inc.
(Registrant)

By: /s/ Murray M. Rubin
——————————————
Murray M. Rubin
Title: Treasurer and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on behalf of Registrant)