Form 10QSB
period 2000-09-30
NETWORD INC
filed 2000-11-13
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000 - Commission file Number 333-86873

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

Yes [X]      No[_]

The number of outstanding shares of the issuer’s common stock, par value $.01 per share, as of November 8, 2000, was 19,348,059.

Transitional Small Business Disclosure Format (check one):

Yes [X]      No[_]

NETWORD, INC. (A Development Stage Company)

INDEX TO FORM 10-QSB

September 30, 2000

PAGE
PART I - FINANCIAL INFORMATION
Item -1. - Balance Sheets as of September 30, 2000 and December 31, 1999	1
Statements of Operations for the Three
Months Ended September 30, 2000 and 1999	2
Statements of Operations for the Nine
Months Ended September 30, 2000 and 1999	3
Statements of Cash Flows for the Nine
Months Ended September 30, 2000 and 1999	4
Notes to Financial Statements	6
Item - 2. -Management’s Discussion and Analysis or Plan of Operation	7
PART II - OTHER INFORMATION	10
SIGNATURE	12

NETWORD, INC. (A Development Stage Company) Balance Sheets

	September 30, 2000 (Unaudited)	December 31, 1999 (Note)
ASSETS
Current assets:
Cash	$ 3,012,173	$ 2,742,041
Prepaid expenses and other current assets	587,727	1,125,000

Total current assets	3,599,900	3,867,041
Property and equipment, net	49,158	72,600
Intangible assets:
Trademark, net	23,577	26,444
Intellectual property, net	6,250	10,000
Deferred offering costs	—	50,000

Total intangible assets	29,827	86,444

	$ 3,678,885	$ 4,026,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liability	$ 4,800	$ 4,800
Accounts payable	375,547	358,404
Loans payable	33,027	33,027

Total current liabilities	413,374	396,231
Long-term liability, net of current portion	9,600	14,400
Convertible note payable	21,803	20,903
Redeemable common stock and common stock warrants	—	977,500
Stockholders’ equity:
Common stock, $.01 par value;
Authorized - 40,000,000 shares
Issued and outstanding - 19,348,059 shares at
9/30/00 and 16,923,924 shares at 12/31/99	193,480	169,239
Additional paid-in capital	10,200,625	7,017,668
Deficit accumulated in the development stage	(7,148,698)	(4,558,557)
Subscriptions receivable	(11,299)	(11,299)

Total stockholders’ equity	3,234,108	2,617,051

	$ 3,678,885	$ 4,026,085

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

NETWORD, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2000	1999
Revenue	$ 2,124	$ 1,039
General and administrative expenses	1,027,295	372,448

Operating loss	(1,025,171)	(371,409)
Interest Income	52,919	62,810

Net loss	$ (972,252)	$ (308,599)

Basic and diluted loss per common share	$ (.05)	$ (.02)

Weighted average number of shares
outstanding	19,348,059	14,842,512

See accompanying notes.

NETWORD, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Nine Months Ended September 30,		Period From December 2, 1996 (Inception) to September 30,
	2000	1999	2000
Revenue	$ 8,096	$ 7,677	$ 70,277
General and administrative expenses	2,725,594	862,066	7,030,962
Operating loss	(2,717,498)	(854,389)	(6,960,685)

Other income (expense):
Interest income	127,357	64,714	238,201
Loss on disposition of property and
equipment	—	—	(43,639)
Loss on impairment of assets	—	—	(382,575)

Net other income (expense)	127,357	64,714	(188,013)

Net loss	$(2,590,141)	$ (789,675)	$(7,148,698)

Basic and diluted loss per common share	$(.14)	$ (.05)

Weighted average number of shares
outstanding	18,633,335	14,842,512

See accompanying notes.

NETWORD, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		Period From December 2, 1996 (Inception) to September 30,
	2000	1999	2000
Net loss	$(2,590,141)	$ (789,675)	$(7,148,698)
Adjustments to reconcile net loss to cash
used in operating activities:
Issuance of stock options and warrants
for consulting and legal services	—	28,880	33,308
Depreciation and amortization	35,635	48,484	314,026
Amortization of prepaid expense	1,204,000	—	1,579,000
Issuance of convertible note payable for
legal services	—	—	20,903
Loss on disposition of property and
equipment	—	—	43,639
Loss on impairment of assets	—	—	382,575
Change in assets and liabilities:
Prepaid expenses	(418,687)	—	(418,687)
Other current assets	(11,040)	877	(11,040)
Accounts payable	13,243	7,834	485,647

Net cash used in operating
activities	(1,766,990)	(703,600)	(4,719,327)

Cash flows from investing activities:
Proceeds from sale of property and
equipment	—	—	10,000
Acquisition of property and equipment	(5,576)	(33,843)	(362,741)
Acquisition of trademark	—	—	(37,913)

Net cash used in
investing activities	(5,576)	(33,843)	(390,654)

Cash flows from financing activities:
Proceeds from long-term liability	—	—	33,600
Principal payments of long-term liability	—	(2,400)	(14,400)
Proceeds from loans	—	20,603	461,054
Exercise of warrants	2,052,698	—	2,052,698
Redemption of called warrants	(10,000)	—	(10,000)
Issuance of common stock and units, net
of offering and registration costs	—	3,812,179	5,599,202

Net cash provided by financing
activities	2,042,698	3,830,382	8,122,154

Net increase in cash (carried forward)	$ 270,132	$ 3,092,939	$ 3,012,173

See accompanying notes.

NETWORD, INC. (A Development Stage Company) Statements of Cash Flows (Concluded) (Unaudited)

	Nine Months Ended September 30,		Period From December 2, 1996 (Inception) to September 30,
	2000	1999	2000
Cash, beginning of period	2,742,041	59,110	—

Cash, end of period	$3,012,173	$3,152,049	$3,012,173

Supplemental Schedule of Non-Cash Investing and Financing Activities
Subscriptions receivable	$ —	$ —	$ 11,299

Issuance of Class A Units and Class C
Units in exchange for:
Intellectual property	$ —	$ —	$ 407,575
Net assets acquired	—	—	20,996

Issuance Class A Units for Birdshell Assets	$ —	$ —	$ 428,571

Conversion of loans to Class A Units	$ —	$ —	$ 428,027

Conversion of accounts payable to
warrants	$ —	$ 114,000	$ 114,000

Issuance of stock options and warrants
for consulting, legal and marketing services	$ 237,000	$ 28,880	$ 270,308

Issuance of warrants for contract services	$ —	$1,500,000	$1,500,000

Issuance of convertible note payable for
legal services	$ —	$ 14,000	$ 20,903

Conversion of redeemable common stock
and common stock warrants to common
stock and common stock warrants	$ 977,500	$ —	$ 977,500

See accompanying notes.

NETWORD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

Note 1 - Basis of Presentation

     Netword, Inc. (the “Company,” “us,” “we,” or “our”) owns and operates an Internet utility known as the Netword System which we believe offers a comprehensive solution to problems created by a lack of consumer-friendly addresses or URLs for Internet resources.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000, These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note 2 - Exercise of Warrants

     During the nine months ended September 30, 2000, certain outstanding warrants to purchase our common stock were exercised as follows:

Number of Shares	Exercise Price	Proceeds of Exercise
1,642,159	$1.25/share	$2,052,698

     In addition, the owner of a Warrant representing 200,000 of our common shares elected not to exercise that warrant and, accordingly, that warrant was redeemed by us in accordance with its terms for $.05 per share, or $10,000.

Note 3 - Subsequent Event

     On October 30, 2000 we entered into an agreement with New Internet Computer Co. (“NIC”), a company co-founded by Larry Ellison of Oracle, Inc., to integrate the Netword System into the NIC computer, a new device that is a complete, low-cost, personal computer dedicated solely to Web access and e-mail. Under the agreement, the NIC version of the Netscape browser will incorporate our software and allow users to employ Networds in the browser line without first having to download and install the Netword Agent.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Third Quarter 2000 Overview

     We are a development stage Internet company and have not derived significant revenues from operations. Revenues recorded by us to date are incidental and not the result of proactive marketing. Our revenues have stemmed from persons who recognize the utility of the Netword System and wish to protect their products, brands and other marks.

     During the quarter, we continued to enter into and pursue various agreements with other Internet businesses. Affiliate agreements were signed during the quarter with well-known Web sites including Amazon.com, Tech TV (formerly ZDTV), Mac Publishing (publishers of Macworld, the leading publication and Web site for the Apple Macintosh computer and related software), FogDog (a leading sports-related site) and GetMy (new Web “portal” site. These are primarily referral agreements providing for the creation of Commercial Networds that point to various pages on the Web sites of our affiliates which entitles us to revenues based on use of Commercial Networds directing Internet traffic to those sites; however, some of those agreements also include traditional advertising and revenue sharing opportunities. During the quarter, we also completed new versions of our software agent for the Linux and Apple Macintosh computer operating systems, as well as an upgrade to our existing software in order to support the new Microsoft Windows 2000 operating system.

     During the three months ended September 30, 2000 we invested an additional $98,058 in the production of an advertising campaign (the “Campaign”) featuring Leonard Nimoy, a well-known movie and television actor and director, as our spokesperson. The aggregate invested to date in the production of the Campaign is $726,807. The Campaign commenced during the third quarter and these costs are being amortized through March 31, 2001.

Results of Operations

The quarter ended September 30, 2000.

     Compensation costs were $223,841 due to hiring additional marketing, sales, business development and software engineering personnel to enhance the Netword System and implement the Campaign.

     Ongoing enhancement of the Netword System includes software development efforts to meet the needs of new affiliates as described herein and development of additional versions of the Netword Agent for new operating systems and browsers. New affiliations will create additional technology requirements for us.

     Marketing costs were $765,326 primarily because of the final $375,000 of amortization attributable to the Net2Phone warrant issued in the 4th quarter of 1999 and $242,269 of amortization of Campaign expenses. In subsequent quarters in addition to direct advertising costs associated with the Campaign, we expect to incur additional administrative costs to manage the Campaign and anticipate that we will require additional sales and customer support personnel to manage our anticipated growth.

     We have incurred and will continue to incur expenses related to our status as a public company, including accounting and audit fees, SEC filing fees, transfer agent costs, printing costs, legal fees and investor relations.

     Equipment costs are not expected to increase significantly until next fiscal year, when we expect to establish additional clusters of computers in North America and/or abroad to meet the expected growth in usage of the Netword System following implementation of the Campaign.

Nine months ended September 30, 2000.

     Compensation costs were $598,189 because we hired additional marketing, sales, business development and software engineering personnel to enhance the Netword System and implement the Campaign.

     Ongoing enhancement of the Netword System includes software development efforts to meet the needs of new affiliates as described herein and development of additional versions of the Netword Agent for new operating systems and browsers. New affiliations will create additional technology requirements for us.

     Marketing costs were $1,792,837 primarily because of $1,125,000 of amortization attributable to the Net2Phone warrant issued in the 4th quarter of 1999, $337,850 to marketing consultants and strategic partners, including InfoSpace which was initiated in the 1st quarter of 2000 and terminated in the 3rd quarter of 2000 (see Part II - Other Information, Item 1 - Legal Proceedings) and $242,269 of Campaign costs amortized in the 3rd quarter. In subsequent quarters in addition to direct advertising costs associated with the Campaign, we expect to incur additional administrative costs to manage the Campaign and anticipate that we will require additional sales and customer support personnel to manage our anticipated growth.

Liquidity and Capital Resources

Our cash balance at September 30, 2000 was $3,012,173. Based upon our current operations it is unlikely that additional funds will be required during the next twelve months. Our ability to increase expenditures for the Campaign will be dependent upon additional funding from revenues and/or external sources, including exercise of warrants

Forward Looking Statements

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On January 18, 2000, we entered into an agreement with InfoSpace, Inc. under which it was to have performed certain marketing and other services for us. In our opinion, InfoSpace did not adequately perform those services and accordingly, although payments due under that agreement have been accrued in our financial statements, we are in litigation with InfoSpace regarding the agreement.

No significant developments with regard to previously existing litigation.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On August 8, 2000 the U.S. Patent Office issued U.S. Patent # 6,101,537 to us for a second patent on the Netword System. The new patent includes a centralized mechanism to store and instantaneously resolve Networds for any Internet resource, and client software to make Networds accessible from all leading browsers.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

3.1(1)	Certificate of Incorporation of Netword, Inc.

3.2(1)	Bylaws of Netword, Inc.

4.1(1)	Stock option plan of Netword, Inc.

4.2(1)	Form of award letter for optionees

10.1(1)	Contract regarding assignment of trademarks and trade names “Netword” and “Netword, Inc.”

10.2(1)	Internet Data Center Services Agreement between Netword, Inc. and Exodus Communications, Inc.

10.3(1)	Agreement dated September 29, 1999 between Netword, Inc. and Net2Phone, Inc.

10.4(1)	Agreement dated as of November 12, 1999 between Netword, Inc. and Nettaxi Online Communities, Inc.

(1)	Filed as an Exhibit to Netword’s registration statement on Form SB-1 (Commission File No. 333-86873) and incorporated herein by reference.

b)	Reports on Form 8-K:

None

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2000

Netword, Inc.
(Registrant)

By: /s/ Murray M. Rubin
——————————————
Name: Murray M. Rubin
Title: Treasurer and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on behalf of Registrant)