Form 10KSB
period 2000-12-31
NETWORD INC
filed 2001-03-30
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2000

Commission File Number: 333-86873

NETWORD, INC.
(Exact name of registrant as specified in its charter)

Delaware
52-2143430

(State or other jurisdiction of Incorporation or Organization)
(I.R.S. Employer Identification No.)

702 Russell Avenue, Third Floor
Gaithersburg, MD 20877
(Address of principal executive offices)

Registrant’s telephone number, including area code: 1-800-NETWORD

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _x_  No ___

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _x_

     Issuer’s revenues for its most recent fiscal year: $12,405

     The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of the common stock on March 27, 2001: $3,617,300. The determination of market value of the common stock is based on the last reported bid and asked price as reported by the National Quotation Bureau on the date indicated.

     There were 19,348,083 shares of common stock of the registrant outstanding as of March 27, 2001.

     Transitional Small Business Disclosure Format (check one): Yes _x_  No ___

NETWORD, INC. INDEX

PART I

Item 6	Description of Business	1
Item 7	Description of Property	11
Item 8	Directors, Executive Officers and Significant Employees	11
Item 9	Remuneration of Directors and Officers	14
Item 10	Security Ownership of Management and Certain Security Holders	15
Item 11	Interest of Management and Others in Certain Transactions	18

PART II

Item 1	Market Price of and Dividends on the Registrant’s Common Equity and
	Other Shareholder Matters	19
Item 2	Legal Proceedings	19
Item 3	Changes in and Disagreements With Accountants	20
Item 4	Submission of Matters to a Vote of Security Holders	20
Item 5	Compliance with Section 16(a) of the Exchange Act	20
Item 6	Reports on Form 8-K	20

PART F/S

Financial Statements		F-	1

PART III

Item 1	Index to Exhibits	21
Item 2	Description of Exhibits	21

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

Item 6.   Description of Business

Overview

     Netword, Inc. owns and operates the Netword System, a patented Internet utility that offers an easy way to reach any Internet destination. With the Netword System, Internet users can create simple and memorable words, phrases, numbers or other sequences of characters, called Networds, and use them as Internet keywords. Networds are aliases or nicknames for Internet addresses known as uniform resource locators or URLs.

     Unlike limited keyword systems within the infrastructure of a proprietary network, such as America Online’s ‘AOL Keyword’ system, or bookmarks generated by Internet users for use on their own computers, Networds are universal and may be used from any computer on the Internet.

     The Netword System is currently available and in use, but our business is still in an early stage. We expect to earn revenues from payments by owners of e-commerce sites for traffic referred to their sites by Netword users, registration of specific Networds by commercial Web resource owners, payments by these owners for hits on their sites, sales of banner ads and other advertising on our Web site, and expanded service offerings.

     Our principal offices are located at 702 Russell Avenue, Gaithersburg, Maryland 20877. Our telephone number is 1-800-NETWORD.

     As used in this report, the terms “we”, “us” and “Netword” refer to Netword, Inc. and its predecessors, unless the context otherwise requires.

Recent Development

     On March 15, 2001 the United States Court of Appeals for the Federal Circuit upheld the decision of the U.S. District Court for the Eastern District of Virginia granting RealNames Corporation’s motion for summary judgement and holding that the RealNames System did not infringe upon our first patent. See Part II, Item 2, — “Legal Proceedings” on page 19 of this report.

The Netword System

     We believe that the continued growth of the Internet, resulting in the proliferation of its resources and increasing use of complex, ‘unfriendly’ URLs, has created a business opportunity for Internet keyword systems. The Netword System was developed to take advantage of this opportunity. As the Netword System is conceived and operated, all Internet users may use Networds without charge to reach any Internet resource. Anyone can create, reserve and register Networds, without charge in the case of FREE Networds, or for reasonable fees in the case of Registered Networds, to facilitate direct access to any Internet resource. See “Registration of Networds at page 6 of this report.

     Internet users merely enter an existing Netword, like Baltimore Ravens or The West Wing, in any Netword-enabled browser or Netword slot and are promptly transferred to the Internet address corresponding to that Netword. If the entry is not an existing Netword, the Netword System offers Internet users a variety of options, including the use of search engines to seek out URLs employing the entered term and an ability to create a Netword for the specific Internet address.

     Internet users may enter Networds in Netword-enabled browsers, at www.netword.com, Netword slots at sites of entities operating under various agreements with us, or in a Netword-enabled slot at a user’s home page. Users can Netword-enable their browsers or homepages by installing our free software, which is available as a one-minute download from our Web site. After our software is installed, Internet users can access any Web site for which a Netword exists, or for which they create FREE Networds, by entering the Netword in their browsers.

     An early version of the Netword System was introduced on the Internet in May 1997, and we have continued to improve it. Until recently, however, we lacked the resources to market Networds, and we employed only limited advertising and promotional activities in 2000.

During 2000, our promotional strategy focused on: (i) establishing relationships (the “Affiliate Program”) with entities that agree to promote Networds from their Web sites in exchange for a share of our revenues derived from Netword usage from those sites; (ii) affiliations with e-commerce companies who pay us for referrals to their Web sites and/or commissions on sales from those referrals; and (iii) promoting the use of the Netword System through public relations, trade shows, and targeted advertising featuring Leonard Nimoy of Star Trek® fame as our spokesman.

Our History

     Netword, Inc. is a Delaware corporation formed on February 18, 1999. Immediately following its formation, it merged with Netword LLC, a Delaware limited liability company that owned and operated the Netword System. The sole purpose of this merger was to reorganize Netword LLC as a corporation.

     Netword LLC was formed in December 1996, when it acquired the assets of Birdshell Corporation, L.L.C., comprising various computer programs and systems that were key elements of the Netword System as it then existed. Birdshell had been formed in April 1995 to develop and market the concept that became the Netword System.

Industry Background

     According to recent data from the Internet Software Consortium (http://www.isc.org/), the number of top-level Internet domains names (“TLD”) has grown in the last ten years from approximately 350,000 to more than 93 million, with the rate of growth in domain registrations accelerating exponentially each year. Each of those TLDs has anywhere from a small number to hundreds or even thousands of pages of online content. Accordingly, even conservative estimates would show at least three billion accessible pages online that have a potential to be reached with Networds.

     In spite of changes in the public market valuation of Internet companies, Forrester Research, Inc. still estimates that worldwide electronic commerce will reach nearly $7 trillion by 2004, and digital marketing - multifaceted marketing campaigns that integrate online advertising, promotions, and email strategies - will reach $63 billion annually by 2005. Forrester expects online advertising alone to rise to $42 billion worldwide in the same time frame.

     With the tremendous growth in volume of available information and money at stake in the electronic marketplace, we believe that tools for enhancing the ability of businesses to target consumers and analyze their behaviors should become more valuable.

The Netword Opportunity and Solution

     We expect that the increased size and use of the Internet will create a heightened demand for fast, easy and direct access to Web resources. The proliferation of complex URLs presents obstacles to satisfaction of this demand.

     The protocol currently governing the registration of TLDs requires inclusion of .com or another suffix in every URL that identifies them. Creating a separate TLD for every resource is theoretically possible, but not practical because of constraints resulting from how the Internet is administered and the systems under which it operates. In addition, recently, new TLDs have been authorized, which will only increase the confusion for users and add difficulties for TLD name registrants.

     Below the level of the TLD names, the volume of information available on many Web sites, and the methods of indexing and accessing that information, has lead to the creation of various hierarchies and other means of identifying and organizing online content. This “layering” of resources within sites can result in very long URLs often including, in addition to alphanumeric characters, slashes, tildes, question marks and ampersands. As these URLs become increasingly lengthy and complex, they become increasingly difficult to remember, write and share, and are subject to greater risk of inaccurate entries.

     It seems obvious that commercial Web resource owners can benefit from keyword systems that simplify the names by which customers can identify and access their resources.

     We believe Networds is a keyword system that offers an efficient and affordable solution. With the Netword System, commercial Web resource owners can identify each of their resources with a Netword, which may be a familiar and easy to remember company, product, brand, slogan or service name. Entry of Networds provides direct access to the corresponding Web resources.

Creating Networds

     Users may create or edit Networds for any URL at our Web site by following a simple online procedure. FREE Networds may be created without charge; however, they are preceded with an asterisk (*) to distinguish them from Commercial Networds and Registered Networds. Commercial Networds are created by us and directed to e-commerce sites based upon our agreements with those sites. Registered Networds may be created by owners of Internet resources who open an account with us by following a registration procedure described at our Web site.

To create a Netword:

•	Users enter proposed Networds in our database by following simple online instructions at our Web site.

•	If a proposed Netword is not available, either because of trademark restrictions or its prior usage designating another URL, the Netword System immediately reports the conflict and offers the applicant an option to propose an alternative.

•	Creation of new Networds are immediately confirmed to users in their browsers and by e-mail and the new Netword is available instantly to all Internet users.

•	Users who create Networds can visit our Web site at any time and edit them online.

     Our Terms and Conditions are printed at our Web site and explain, among other things, that Networds can be registered on a priority basis by countries, government agencies, established companies, public figures, and registered holders of trademarks, service marks, and other similar intellectual property rights. Subject to these and other priorities, Networds can be registered on a first-come, first-served basis.

     To support our policy of attempting to protect registered trademarks and trade names, before a Netword is created, we conduct a rapid online search of U.S. Patent and Trademark Office files to determine if the use of a proposed Netword conflicts with a federally registered trademark or trade name. However, we do not conduct any other independent investigation, such as an investigation of registered corporate or other business names or state trademark or trade name filings, to seek out potentially conflicting rights to the use of a proposed Netword. However, our Terms and Conditions provide us with broad rights to revoke Netword registrations without notice or refund if trademark infringement or fraud of any kind is discovered.

Registration of Networds

     Owners of Web resources can register a Netword for any URL at $30 per year; however, volume discounts are available. Subcategories of Networds (“Branch Networds”) can be registered for $10 per Netword per year. For example, the Branch Netword ‘Netword/Directions’ is just $10 per year, rather than $30 for ‘Netword Directions’. Registrants also agree to pay us $0.03 per Netword resolution, or ‘hit’, in excess of 1,000 hits per month. Networds are registered on a first-come first-served basis, subject to our Terms and Conditions.

Revenues, Expenses, Extent of Netword Usage and Research and Development Expenditures

     Our operating revenues for the fiscal years ended December 31, 2000 and 1999 were $12,405 and $11,431, respectively and were derived primarily from Netword registrations. In addition, for the 2000 and 1999 fiscal years, we had interest income of $184,088 and $110,844, respectively.

     Our operating expenses for the fiscal years ended December 31, 2000 and 1999 were $3,395,058 and $1,615,439, respectively, and non cash expenses included amortization of the Net2Phone warrants (see Significant Marketing Relationships) in the amounts of $1,125,000 and $375,000 for 2000 and 1999, respectively.

     Approximately two (2) million Networds are available on the Netword System. Specifically:

•	Customers have created about 2,000 Registered Networds in our database.

•	We have created about 1.3 million Commercial Networds in our database on behalf of sites (“Referral Sites”) with whom we have commercial arrangements. We receive payment from those sites when Commercial Networds direct users to them (“Pay Per Click”), or when those users make purchases from them (“Pay Per Sale”).

•	We have created about 100,000 useful Networds (“Seed Networds”) in our database that provide links to a number of large U.S. businesses, TV and radio stations and programs, publications, products, government sites, recent movies, sports teams, and other well-known names. We receive no payment for the creation or use of Seed Networds, which are created to make the Netword System more usable.

•	Internet users have created about 600,000 FREE Networds. In late 2000, an asterisk (*) was added to all FREE Networds to distinguish them from other types of Networds. This was done to enhance the quality of our database and to expand the variety of possible Networds that can be created.

5

     Over the four fiscal years ended December 31, 2000, we spent approximately $1,209,000 for research and development.

Marketing Strategy

     Our marketing strategy is to promote the convenience of creating and using Networds for Internet users, while simultaneously developing relationships with other sites that can expand the awareness of Networds and their use for Internet navigation or create revenue-generation opportunities for us. As substantial numbers of Internet users come to understand the benefits of Networds, we also plan to market that information to owners of commercial Web resources willing to pay our fees for registering Networds for their resources.

     In addition to engaging in a limited amount of advertising, to implement our marketing strategy, we have created the following programs:

•	The Affiliate Program (“AP”) — Members of the AP agree to place a Netword Slot on their site and to provide links for downloads of our free software and Netword registrations. AP members are paid fees for the use of Commercial Networds and Registered Networds from their sites and for Registered Networds created by users they refer to us. Selected current AP members are: Net2Phone, The New Internet Computer Company, (NIC; co-founded by Larry Ellison, CEO of Oracle), Keconnect an ISP in the United Kingdom, Intelliquis, Chilliware, Valadeo and GetMy.

•	The Media Affiliate Program (“MAP”) — Members of MAP enhance navigation of their sites with a Netword Slot. They point traffic to their sites from their offline media, including television, radio and magazines. MAP members are eligible for fees similar to those available to AP members. MAP members also generally receive a limited number of free Registered Networds and additional payments for offline advertising and promotion we agree to. Selected current MAP members are: MacWorld, Upside, TechTV (formerly ZDTV), Mac Design Magazine and Photoshop User Magazine.

•	The Referral Program (“RP”) — RP members are e-commerce sites who pay us for traffic on a “Pay Per Click“or “Pay Per Sale“basis. Commercial Networds are pointed at RP sites based upon our assessment of suggestions from the RP member and other factors. Selected current RP members are: eBay, Amazon.com, CD Now, OfficeMax, PetSmart, Proflowers, Gamesville, CNET and NetRadio.com.

     Apart from press releases, articles about us in trade publications, and some publicity generated by Leonard Nimoy, our corporate spokesman, there has not been significant publicity about the Netword System.

Significant Marketing Relationships

     Net2Phone Agreement. In connection with our efforts to expand the distribution of Networds, in September 1999, we entered into an agreement with Net2Phone, Inc. under which a newly developed version of our free software began shipment in early 2000 with Net2Phone software. Net2Phone software enables low-cost high quality calls to be placed from computers, telephones or fax machines to any telephone or fax machine worldwide.

     Under our agreement, Net2Phone received rights to freely register Networds to facilitate use of its system. This agreement also provides that Net2Phone is responsible for maintaining a database of URLs and associated phone numbers and is entitled to 50% of all revenues attributable to the registration and use of Networds sourced from the Net2PhoneWeb site. The agreement had an initial one-year term, which expired in September 2000, and was renewed automatically for an additional one-year term at that date. The agreement is renewable for additional one-year terms at successive future expiration dates. Under this agreement, Net2Phone received warrants to acquire up to 15% of our fully-diluted common stock for approximately $3 million.

     TechTV Agreement. In September 2000, we entered into a one-year agreement with ZDTV, LLC (the corporate predecessor to TechTV) that is automatically renewable for additional one-year terms, unless either party elects not to renew it. Under this agreement, TechTV promotes the use of Networds in a variety of ways, including its Web site by displaying a Netword slot, in newsletters to members, and on its TV programs (both editorially and through broadcasting our advertisements). Under this agreement, we pay TechTV $20,000 per month plus commissions for the use of Commercial Networds and Registered Networds from its site, and the referral of Registered Networds to us.

     Mac Publishing Agreement. In July 2000, we entered into an agreement with Mac Publishing LLC, the leading publisher of magazines and online information for the Apple Macintosh computer. Under this agreement, Mac Publishing promotes the use of Networds by displaying a Netword slot on the home page of its macworld.com Web site, and by including our advertising materials in its magazines and on its Web sites. Mac Publishing has also included our free software for the Apple Macintosh on several million CDs that have been included with its magazines and distributed at trade shows. Under this agreement, we paid Mac Publishing $40,000 over a three-month period, commencing November 1, 2000 (the “Start Date”) when our advertisements first appeared in MacWorld Magazine. In addition, for six months after the Start Date, Mac Publishing is entitled to receive commissions for the use of Commercial Networds and Registered Networds from their sites.

Netword Search; the My Networds Program

     Our Netword search facility displays possible Netword matches when users enter in Netword slots and Netword-enabled browsers words, phrases or other character sequences that are not in our database. This search facility encourages use of Commercial Networds by giving them premium placements in search results.

     The “My Networds” program is available on our Web site and enables users to view and edit their FREE Networds from any Internet-connected computer and to catalog their favorite Networds for easy reference. The My Networds Program is free to all users.

Netword System Components

     The Netword System runs on a cluster of company-owned computers installed at the Sterling, Virginia facility of Exodus Communications, Inc., a tier-1 communications and co-location provider. We also maintain a back-up cluster of computers at our Maryland offices. Our current services agreement with Exodus expires on August 23, 2001. The cost of this services agreement was $4,830 per month through December 2000; however, in mid-January 2001, it was reduced to approximately $1,800 per month due to a reassessment of our technical requirements. This services agreement provides us with round-the-clock Internet connectivity, manned security, fire suppression, uninterruptible power, and network and server monitoring.

     Most of the non-proprietary components of the hardware and operations software in the Netword System are generally available from conventional commercial sources. The custom program software for the Netword System is written by our senior software engineers and maintained in a version control database that is backed up and stored in a secure facility. Although we rely on our current senior software engineers for programming and maintenance of our proprietary software, we believe we can find comparable additional and/or substitute engineers if and when we need them.

     We believe that the operation of the Netword System is subject to minimal security risks. Our computer cluster is accessible only through layered passwords, and is secured with firewall hardware and software and other protective devices. If a fire or other major disaster were to destroy our co-location provider’s facility, we believe that we could provide an effective substitute service within 24 to 48 hours through the computers at our offices and could return to 100% capacity with an alternate co-location provider within one to two weeks. If one of the computers in a cluster fails, the other computers have the capacity to serve as an immediately effective substitute. We have established a firewall that limits access to the Netword System and helps to insulate it from viruses; we also use e-mail products that are not susceptible to many of the recently publicized e-mail viruses such as “I Love You” and “Anna Kournikova”.

Patents and Other Intellectual Property

     On June 9, 1998, we were issued patent No. 5,764,906, which describes the Netword System as a Universal Electronic Resource Denotation, Request and Delivery System that shares information and aliases among owners of Internet Web sites and other resources and Internet users. See Part II, Item 2 — “Legal Proceedings” on page 22 of this report.

     On August 8, 2000 we were issued a second patent, No. 6,101,537, which further clarifies and amplifies the unique intellectual property of the Netword System. This second patent could favorably impact our long-term ability to defend our intellectual property rights, and is discussed further in Part II, Item 2 — “Legal Proceedings” on page 23 of this report.

     We also own various copyrighted software with special purpose components not found in any existing off-the-shelf software of which we are aware.

     Netword is registered as a trademark with the U.S. Patent and Trademark Office. On April 30, 1996, we acquired the exclusive rights to the common law and registered trademarks and trade names “Netword“and “Netword, Inc.“for aggregate payments of $40,600 over seven years.

     The potential success of the Netword System may depend on our ability to maintain proprietary rights to our technology. To protect these rights, we rely primarily upon our patents and confidentiality and non-disclosure agreements with our employees and consultants. Although our patents provide protection against third parties copying the Netword System, they may not preclude them from creating systems similar to the Netword System. The steps we have taken may not deter unauthorized use of our proprietary information, and we may not be able to afford the high cost of enforcing our intellectual property rights through litigation.

Competition

     The market for Internet services is relatively new, intensely competitive, quickly evolving and subject to rapid technological changes. The Netword System already faces significant competition, which may be expected to continue in the future. We have limited financial, marketing, research and development resources, and must continue to invest in the development of the Netword System and the expansion and enhancement of our marketing and customer support services to compete effectively. There are no assurances that we will have sufficient resources to make the required investments.

     We classify systems currently offered by competitors in the following categories:

•	Internet keyword systems that operate through browsers, such as the SmartBrowsing feature in Netscape’s Communicator and the RealNames system used in Microsoft’s Internet Explorer;

•	keyword systems operating within a proprietary network, such as America Online’s AOL keywords; and

•	Internet search engines and directories, such as Yahoo! and Lycos.

     These competitive systems are operated or backed by established companies that have significant presences on the Internet and vastly greater financial, marketing, research and development resources than ours. Microsoft, AltaVista, Network Solutions and others have invested in and/or entered into agreements with RealNames, and RealNames has substantially greater financial resources than we have. Other established companies may decide to expand their operations to offer a full range of Internet services that could potentially include a service such as ours.

     Despite this array of competition, we believe we can compete effectively in our marketplace based upon our efficient, easy-to use product that is free to Internet users and reasonably priced to owners of commercial Web resources. Other than the RealNames system, an Internet keyword system which competes directly with the Netword System, we are not aware of any service offered currently that provides the range of functions made available through the Netword System.

     Our system allows users to employ Networds for navigation across the entire Web. In contrast, the RealNames system is more narrowly focused on the use of keywords in the search engines of RealNames’ partners, and that system offers no analogous facility to unlimited FREE Networds we offer users.

     Services currently offered by our principal competitors have certain comparative limitations:

•	America Online’s “AOL Keyword” system registers keywords that point only to content on the AOL system. It does not permit Internet users to create any free keywords, and owners of commercial resources who want AOL Keywords are subject to an expensive registration process with America Online.

•	Netscape’s “SmartBrowsing” Internet keyword system operates through recent versions of its Communicator browser and does not permit private registration of keywords or free keywords. Netscape determines the targets for their keywords and directs many of them to content on their Netcenter portal.

•	Microsoft’s Internet Explorer browser does not permit users or owners of commercial Web resources to register keywords; it only displays and resolves Internet keywords from the RealNames system.

•	Registration of a RealNames Internet keyword costs more than registration of a Netword (at least $100 per year), and is a more involved process. RealNames adjudicates Internet keyword applications and decides if they are “appropriate”. RealNames does not offer users the opportunity to create unlimited free Internet keywords pointing to any resource.

•	Search engines and directories provide multiple responses to keyword entries and these responses may be unrelated to a user’s query.

Government Approvals and Regulation

     We are not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There is only a small body of laws and regulations directly applicable to access to or commerce on the Internet.

     Due to the increasing popularity and use of the Internet, it is likely that a number of additional laws and regulations may be adopted at the federal, state and local levels covering issues such as intellectual property rights, user privacy, taxation, access charges, characteristics and quality of products and services, liability for third-party activities, transmission of sexually explicit material and jurisdiction. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for Networds or increase the cost of doing business or in some other manner harm our business. In addition, applicability to the Internet of existing laws governing issues such as intellectual property, taxation, obscenity and personal privacy is uncertain. The vast majority of those laws were adopted before the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

     In particular, the creation and use of Networds entails the potential risk of possible infringement of third party rights, which could subject us to litigation and possible liability. The law regarding liability for contributory trademark infringement or facilitation of unfair competition on the Internet is still unsettled. Our published Terms and Conditions and operating procedures include measures to protect the rights of owners of registered trademarks. However, these measures and the scope and extent of our insurance may not be adequate to shield or indemnify us from liability and costs of litigation in the event of trademark infringement, dilution or unfair competition by Netword creators.

Employees

     At January 1, 2001, we had ten (10) full time and five (5) part time employees and consultants who provide additional services to us on an as-needed basis. We believe that our success will depend in part on our continued ability to attract, hire and retain qualified personnel. In spite of recent, well-publicized layoffs and changes to the market’s view of Internet businesses, competition for qualified personnel remains intense and we may not be able to readily identify, attract and retain such personnel in the future. We believe that our relationship with our employees is satisfactory and that we have an appropriate mix of employee skills for our current business needs. None of our employees is represented by a labor union or retained under an employment contract. All of our employees are bound by confidentiality agreements.

Item 7.   Description of Property.

     We do not own real property. Our principal offices at 702 Russell Avenue, Gaithersburg, Maryland 20877 are leased until September 2003 and cover approximately 2,400 square feet of office space at a monthly rent of approximately $3,500. We do not consider this leased location to be material to our operations, and believe that equally suitable alternative locations are available nearby.

Item 8.   Directors, Executive Officers and Significant Employees.

     Our directors, officers and significant employees(1) and biographical information about them are provided below. Each director will hold office until our first annual meeting and until his successor is duly elected and qualified, or until his earlier resignation or removal.

Name	Age	Position
Michael L. Wise	57	President, Chief Executive Officer, Director

Kent M. Klineman	68	Secretary, Director

W. Edward Scheetz	35	Director

Shepard C. Bostin	34	Chief Operating Officer

Murray M. Rubin	58	Chief Financial and Accounting Officer, Treasurer

David Lucas	33	Vice President, Advertising and Marketing
		(Significant employee(1))

Marshall L. Moseley	41	Vice President, Product Management
		(Significant employee(1))

Crystal Sikora	36	Vice President, Business Development
		(Significant employee(1))

Thomas Sweeting	37	Senior Software Engineer
		(Significant employee(1))

Simon Janes	30	Senior Software Engineer
		(Significant employee(1))

     Michael Wise joined Netword LLC in December 1996 as Chairman of the Board of Managers and became its President and Chief Executive Officer in August 1997. Mr. Wise is a director of Finelot PLC a UK Company in the art and antique auction business. Since 1988, Mr. Wise has been a director (Chairman of the Board and officer from 1992-1997) of nStor Technologies, Inc. (AMEX: NSO) a manufacturer of RAID subsystems and information storage solutions. He founded IMNET Systems, Inc., an imaging and information solutions systems provider, and served as a director and officer of that company from 1986-1995. Mr. Wise has a Ph.D. in Theoretical Physics from Brandeis University.

(1)	“Significant Employees” means such persons as production managers, sales managers or research scientists, who are not executive officers, but who make or are expected to make significant contributions to our businesss.

     Kent M. Klineman joined Netword LLC in December 1996. Since 1994, he has owned and operated Klineman Holding Corp., a New York venture capital firm. In 1999, he became the President and Chief Executive Officer of Hudson Investment Corp. He is also a director and member of the executive and audit committees of Concord Camera Corp. (NASDAQ:LENS). Mr. Klineman is a graduate of Dartmouth College and Harvard Law School and holds masters in taxation from N.Y.U. Law School’s graduate tax program.

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

     Shepard C. Bostin joined Netword LLC in March 1997 as Director of Marketing and became its Chief Operating Officer in August 1997. Before working for us, from March 1995 to March 1997, he was Vice President of Product Marketing for SelectStar, Inc. Previously, he was a Product Manager at Borland International, Inc. and Intersolv, Inc., and a Systems Analyst at American Management Systems, Inc. and IBM Corp. Mr. Bostin holds a B.S., with honors, in Information and Decision Systems from Carnegie Mellon University and is a graduate of Phillips Academy at Andover.

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

     Marshall L. Moseley joined Netword, Inc. in May 2000 as Vice President, Product Management. Before joining us full time, he was under contract as Netword’s Director of Public Relations. Previously, since 1995, he was in Product Planning for Microsoft Corporation. He was also an employee of Borland International, Inc., Dataquest, a Division of Dun & Bradstreet (now part of The Gartner Group), and Computer Associates, Inc. Mr. Moseley is the author of several books about computing technology, and was the Technical Editor for Profiles Magazine. His work has appeared in CADalyst Magazine and MicroAge Quarterly.

     Crystal Sikora joined Netword, Inc. in June 1999 as Vice President, Business Development. Before coming to Netword, Ms. Sikora was Director of Business Development for Integrated Management Services, Inc. She also served as a Regional Vice President of Sales and Marketing for RTN Business Group. Ms. Sikora’s diverse sales and business development experience includes business-to-business sales, sales management, marketing, presentations, market research, program development, account development, and customer service. Ms. Sikora holds a B.S. from Indiana University of Pennsylvania.

     Thomas Sweeting joined Netword LLC in March 1997. He oversees the development of our customer account management and billing software, and our client software. From March 1994 to February 1997 he was an employee of Highland Technologies, Inc. From 1992 to February 1994 he was an employee of Intrafed Inc. He received a B.S. in Computer Science from the University of Maryland.

     Simon Janes was employed as a systems administrator by Netword LLC from January 1997 to August 1997. After an eight-month leave to attend George Mason University, he returned to us in April 1998 as a systems administrator and software engineer. He manages the development of our query, registration and Web servers and is responsible for our hardware installation, configuration and maintenance. From May 1994 to December 1996, he was employed as a systems administrator for Network and Communications Management. He is a recognized expert in the Linux operating system and related software, and, in addition to developing the EQL device driver for Linux, was one of the first Certified Linux Administrators in the world.

Item 9.   Remuneration of Directors and Officers.

     The table below provides the remuneration of our directors and officers for fiscal year 2000.

Name and Principal Position	Fiscal Year	Salary		Other Compensation
Michael L. Wise	2000	$96,000		None
President, Chief Executive Officer, Director

Kent M. Klineman	2000	$48,000(	1)	None
Secretary, Director

W. Edward Scheetz, Director	2000	None		None

Shepard C. Bostin	2000	$102,000		None
Chief Operating Officer

Murray M. Rubin	2000	$14,000		None
Chief Financial and Accounting Officer, Treasurer

Three highest paid officers and directors as a group	2000	$246,000		None

(1)	Mr. Klineman is paid a retainer for various administrative non-directorial services at the monthly rateof $4,000.

     Executive officers serve at the discretion of our board of directors. Significant employees serve at the discretion of our executive officers and board of directors. None of our officers or significant employees has entered into employment agreements. Accordingly, such employees may leave, and we may terminate, their employment at any time, with or without cause.

Item 10.   Security Ownership of Management and Certain Security Holders.

Voting Securities and Principal Holders Thereof

     The table below provides information as of March 28, 2001 with respect to shares of our common stock held of record by:

•	the three highest paid persons who are officers;

•	all directors;

•	all directors and officers as a group; and

•	each person, other than an officer or director, who we know owns more than 10% of our outstanding common stock.

     The address for each stockholder, other than Net2Phone, is in our care at our principal offices. All calculations in the table are based on 19,348,083 shares of common stock outstanding. The amounts shown for each stockholder include shares underlying currently exercisable options, warrants and convertible securities held by the stockholder.

     Except as otherwise indicated in a footnote to this chart, each stockholder has sole voting and dispositive power with respect to the shares of common stock he holds. The shares of common stock of each stockholder do not include shares held by that person’s spouse or children.

Name and address of Stockholder	Amount of Common Stock Owned	Percentage of Common Stock Owned
Shepard C. Bostin (1)	492,236	2.48%

Kent M. Klineman (2)	4,575,655	21.24%

W. Edward Scheetz (3)	1,056,000	5.28%

Michael Wise (4)	1,943,822	9.13%

Net2Phone, Inc. (5)	5,050,380	20.70%
171 Main St. Hackensack, NJ 07601

All officers and directors as a group (6)	8,264,856	33.45%

(1)	Mr. Bostin is an officer. His shares include 463,241 shares underlying currently exercisable options and 6,625 shares underlying currently exercisable warrants.

(2)	Mr. Klineman is both an officer and a director. His shares include 1,491,795 shares underlying currently exercisable options and 704,617 shares underlying currently exercisable warrants.

(3)	Mr. Scheetz is a director. Mr. Scheetz’s shares include 656,000 shares underlying currently exercisable warrants which are held by NorthStar Capital Partners LLC, in which Mr. Scheetz has 50% of the voting power and economic interest. Mr. Scheetz disclaims beneficial ownership as to 50% of the shares underlying currently exercisable warrants owned by NorthStar Capital.

(4)	Mr. Wise is both an officer and a director. His shares consist of 1,943,822 shares underlying currently exercisable options. Batya Wise, Mr. Wise’s spouse, beneficially owns 1,849,288 shares of common stock of which Mr. Wise disclaims beneficial ownership.

(5)	Net2Phone holds currently exercisable warrants to purchase up to 15% of our fully-diluted common stock. As of March 13, 2001, the warrants entitled Net2Phone to purchase 5,050,380 shares of our common stock.

(6)	Includes 3,958,933 shares underlying currently exercisable options and 1,400,115 shares underlying currently exercisable warrants.

Options, Warrants and Rights.

The table below provides information as of March 28, 2001 with respect to options, warrants and rights to purchase shares of common stock which are held of record by:

•	the three highest paid persons who are officers;

•	all directors;

•	all directors and officers as a group; and

•	each person, other than an officer or director, who we know owns more than 10% of our outstanding common stock.

     All of the options and warrants are currently exercisable. Shares underlying warrants and options of each stockholder exclude shares underlying warrants or options held by the named person’s spouse or children. Except for the warrants held by NorthStar Capital Partners LLC (in which Mr. Scheetz has 50% of the voting power and economic interest) and warrants for 3,200 shares held by Mr. Rubin, our Chief Financial and Accounting Officer, all of which may be transferred only pursuant to exemption from registration under the securities laws, none of the other warrants or options are transferable except by will or the laws of descent and distribution.

     The expiration dates for the outstanding warrants and options are as follows:

•	warrants to purchase 656,000 shares of our common stock which are beneficially held by NorthStar Capital Partners LLC (in which Mr. Scheetz has 50% of the voting power and economic interest) and warrants to purchase 3,200 shares of our common stock which are beneficially held by Mr. Rubin expire on June 30, 2004

•	warrants to purchase up to 15% of our fully-diluted common stock which are beneficially held by Net2Phone, Inc. expire on September 29, 2003

•	all other warrants expire on February 17, 2002

•	all options to purchase shares of common stock for $0.1666 per share expire on February 17, 2002

•	all options to purchase shares of common stock for $1.25 per share expire on February 17, 2004

•	options to purchase 50,000 shares of common stock for $1.50 per share expire on September 7, 2001 o options to purchase 90,000 shares of common stock for $1.50 per share expire on September 30, 2004, subject to earlier expiration in the event the option holders are no longer our employees

Name of stockholder	Common stock underlying warrants	Exercise price	Common stock underlying Options	Exercise price
Shepard C. Bostin	6,625	$1.25	275,074	$0.1666
			98,167	$1.25
			90,000	$1.50

Kent M. Klineman	704,617	$1.25	694,090	$0.1666
			797,705	$1.25

W. Edward Scheetz (1)	656,000	$1.50	None	—

Michael Wise	None		824,557	$0.1666
			1,119,265	$1.25

Net2Phone, Inc. (2)	5,050,380	Approximately	None	—
		$3,000,000

All executive officers and	740,914	$1.25	1,801,146	$0.1666
directors as a group	659,200	$1.50	2,017,787	$1.25
			140,000	$1.50

(1)	Mr. Scheetz is a director. All warrants are held by NorthStar Capital Partners LLC, in which Mr. Scheetz has 50% of the voting power and economic interest. Mr. Scheetz disclaims beneficial ownership as to 50% of the shares owned by NorthStar Capital.

(2)	Net2Phone holds currently exercisable warrants to purchase up to 15% of our fully-diluted common stock. As of March 28, 2000, the warrants entitled Net2Phone to purchase 5,050,380 shares of our common stock.

     There are no other classes of common stock and no shares of preferred stock outstanding. We have no parents or subsidiaries.

Item 11.   Interest of Management and Others in Certain Transactions.

     Certain of our officers and directors received options to purchase shares of our common stock and, as set forth in the above tables and footnotes are currently paid other fees. See “Remuneration of Directors and Officers” in Item 9 on page 14 of this report.

PART II

Item 1.   Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters.

     Our common stock began trading in the over-the-counter-market on July 29, 1999 under the symbol “NTWD”. Quotations were limited to the NQB Pink Sheets until March 2, 2000, when trading began on the NASD Over the Counter Bulletin Board. The following approximate high and low bid information for the common stock is as reported by the National Quotation Bureau; the prices stated represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions. As of December 31, 2000, there were approximately 200 holders of record of our common stock.

Price	High	Low
1999
Third quarter (from July 29, 1999)	$ 1.50	$ 0.75
Fourth quarter	$ 2.75	$ 0.75

2000
First quarter	$ 4.25	$ 1.50
Second quarter	$ 3.13	$ .75
Third quarter	$ 1.47	$ .44
Fourth quarter	$ .44	$ .26

Dividends

     We have not paid any cash dividends on our common stock to date and do not anticipate declaring or paying any cash dividends in the foreseeable future. The holders of common stock are entitled to dividends when declared by our board of directors from legally available funds.

Item 2.   Legal Proceedings.

     In July 1998, we filed a patent infringement suit against Centraal Corporation, now known as RealNames Corporation, in the U.S. District Court for the Eastern District of Virginia. We sought an injunction and damages in an amount to be determined by the court.

     On January 8, 1999, the court granted RealNames’motion for summary judgment, holding that the RealNames system did not infringe our patent, without ruling on the validity of our patent. We appealed the decision. On March 15, 2001, the United States Court of Appeals for the Federal Circuit upheld the decision of the District Court.

     In August 1997, eight of our former employees, including the former chief executive officer, resigned and made claims against Netword LLC. Claims by four of those former employees have since been settled. In June, 1998, one of the former employees instituted an action against Netword LLC and its managers in the Circuit Court of Arlington, Virginia seeking to recover $69,281 for, among other things, vacation pay, the dilution of his interest in Netword LLC and the repayment of the funded portion of his subscription to a loan made by members to Netword LLC. We are defending that action, which is currently inactive and assumed to have been abandoned. We do not believe that our financial exposure with respect to the pending action or claims of these former employees is material.

     In October 2000, Rennaisance Communications, Inc., an advertising firm, filed a lawsuit in the Circuit Court of Montgomery County, Maryland, alleging breach of contract, “theft of services” and “shareholders’ derivative action”. The advertising firm claims it is owed money for services rendered under an advertising agreement, that the Company misappropriated creative material under the agreement and that the Company disclosed insider information to unnamed third parties. The Company denies all substantive allegations of the complaint.

Item 3.   Changes in and Disagreements with Accountants.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Compliance with Section 16(a) of the Exchange Act.

     Netword is not subject to the requirements of Section 16(a) of the Exchange Act.

Item 6.   Reports on Form 8-K.

     None.

PART F/S

     The financial statements listed in Part F/S are included in this report beginning on page F-1.

PART III

Items 1 and 2.   Index to Exhibits; Description of Exhibits.

Number	Exhibit
2.1	Certificate of Incorporation of Netword, Inc.

2.2	Bylaws of Netword, Inc.

2.3	Certificate of Merger between Netword LLC and Netword, Inc. dated February 18, 1999.

2.4	Agreement and Plan of Merger between Netword, LLC and
Netword, Inc. dated February 18, 1999.

3.1	Form of Warrant issued to members of Netword LLC in connection with the merger of Netword,
LLC and Netword, Inc.

3.2	Form of Subscription Agreements executed in connection with the Rule 504 sale of 6,000,000 shares of common stock consummated on March 19, 1999.

3.3	Form of Subscription Agreement executed in connection with the Regulation S sale of
2,000,000 units consummated on March 19, 1999.

3.4	Form of Warrant issued to purchasers in the Regulation S offering.

3.5	Warrant dated March 19, 1999 issued to Fulbright & Jaworski LLP.

3.6	Convertible note dated April 1, 1999 issued to Kronish Lieb Weiner & Hellman LLP.

3.7	Warrant dated May 1, 1999 issued to Pryor, Cashman, Sherman & Flynn LLP.

3.8	Form of Subscription Agreement executed in connection with the Rule 506 sale of 782,000 units consummated on July 28, 1999 and August 5, 1999.

3.9	Form of warrant issued to purchasers in the Rule 506 offering, to David Segal and to
NorthStar Capital Partners LLC

3.10	Warrant dated September 29, 1999 issued to Net2Phone, Inc.

3.11	Stock option plan of Netword, Inc.

3.12	Form of award letter for optionees.

6.1	Contract regarding assignment of trademarks and trade names “Netword” and “Netword, Inc.”

6.2	Internet Data Center Services Agreement between Netword, Inc. and Exodus Communications,
Inc.

6.3	Agreement dated September 29, 1999 between Netword, Inc. and Net2Phone, Inc.

6.4	Agreement dated as of November 12, 1999 between Netword, Inc. and Nettaxi Online
Communities, Inc.

6.5	Agreement dated January 18, 2000 between InfoSpace.com, Inc. and Netword, Inc.

6.6	Agreement dated January 18, 2000 between Upside Media, Inc. and Netword, Inc.

21

(1)	Filed as an exhibit to Netword, Inc.’s registration statement on Form SB-1 (Commission File No. 333-86873) and incorporated herein by reference.

(2)	Filed as an exhibit to Netword, Inc.’s Form 10-KSB for the fiscal year ended December 31, 1999.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2001.

NETWORD, INC. (Registrant) By: /s/ Michael L. Wise —————————————— Name: Michael L. Wise Title: President and Chief Executive Officer

     In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/	MICHAEL L. WISE Michael L. Wise	President and Chief Executive Officer, Director	March 28, 2001.

/s/	MURRAY M. RUBIN Murray M. Rubin	Chief Financial and Accounting Officer, Treasurer	March 28, 2001.

/s/	KENT M. KLINEMAN Kent M. Klineman	Secretary, Director	March 28, 2001.

W. Edward Scheetz	Director	March 28, 2001.

23

NETWORD, INC.

Index

Page
Independent Auditor’s Report	F-1

Balance Sheet as of December 31, 2000	F-2

Statements of Operations for the Years Ended
December 31, 2000 and 1999	F-3

Statements of Stockholders’ Equity for the Years Ended
December 31, 2000 and 1999	F-4

Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999	F-5

Notes to Financial Statements	F-6

INDEPENDENT AUDITOR‘S REPORT

The Board of Directors and Stockholders
Netword, Inc.

     We have audited the accompanying balance sheet of Netword, Inc. as of December 31, 2000, and the related statements of operations, stockholders’equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netword, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

/s/ Mahoney Cohen & Company, CPA, P.C.
New York, New York January 30, 2001 F-1

NETWORD, INC. Balance Sheet December 31, 2000

ASSETS
Current assets:
Cash	$ 2,737,104
Prepaid expense	256,824

Total current assets	2,993,928

Property and equipment, net (Note 4)	42,914

Intangible assets:
Trademark, net	22,621
Intellectual property, net	5,000

Total intangible assets	27,621

$ 3,064,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liability (Note 6)	$ 4,800
Accounts payable	351,851
Loans payable (Note 5)	33,027

Total current liabilities	389,678

Long-term liability, net of current portion (Note 6)	9,600

Convertible note payable (Note 7)	22,103

Commitments and contingencies (Note 11)

Stockholders’ equity (Note 10):
Common stock, $.01 par value:
Authorized - 40,000,000 shares
Issued and outstanding - 19,348,083 shares	193,481
Additional paid-in capital	10,218,022
Accumulated deficit	(7,757,122)
Subscriptions receivable	(11,299)

Total stockholders’ equity	2,643,082

$ 3,064,463

See accompanying notes. F-2

NETWORD, INC. Statements of Operations

	Year Ended December 31,
	2000	1999
Sales	$ 12,405	$ 11,431
Operating expenses:
Sales and marketing expenses	711,694	163,727
General and administrative expenses	2,683,364	1,451,712

Total operating expenses	3,395,058	1,615,439

Operating loss	(3,382,653)	(1,604,008)

Interest and dividend income	184,088	110,844

Net loss	$(3,198,565)	$(1,493,164)

Basic and diluted loss per common share	$(.17)	$(.10)

Weighted average number of shares
outstanding	18,812,993	15,572,094

See accompanying notes. F-3

NETWORD, INC. Statements of Stockholders’ Equity

	Number of Class A Class C				Common Stock		Additional Paid-In	Accumulated	Subscrip- tions Re-	Total Stock- holders’ Equity
	Units		Units		Shares	Amount	Capital	Deficit	ceivable	(Deficit)
Balance, January 1, 1999	35,999.4	8	54.2	1	—	$ —	$ —	$ (311,794)	$(40,978)	$ (352,772)

Exchange of Class A and Class C
Units for common stock	(35,999.4	8)	(54.2	1)	8,923,924	89,239	2,664,360	(2,753,599)	—	—

Conversion of accounts payable to
warrants	—		—		—	—	114,000	—	—	114,000

Issuance of common stock	—		—		6,000,000	60,000	940,000	—	—	1,000,000

Issuance of common stock and
warrants	—		—		2,000,000	20,000	1,980,000	—	—	2,000,000

Offering costs for issuance of common
stock and warrants	—		—		—	—	(75,000)	—	—	(75,000)

Issuance of warrants for legal services	—		—		—	—	14,000	—	—	14,000

Subscriptions receivable	—		—		—	—	—	—	29,679	29,679

Issuance of stock options for
consulting services	—		—		—	—	19,308	—	—	19,308

Issuance of warrant to Net2Phone	—		—		—	—	1,500,000	—	—	1,500,000

Registration costs	—		—		—	—	(139,000)	—	—	(139,000)

Net loss	—		—		—	—	—	(1,493,164)	—	(1,493,164)

Balance, December 31, 1999	—		—		16,923,924	169,239	7,017,668	(4,558,557)	(11,299)	2,617,051

Exercise of warrants	—		—		1,642,159	16,422	2,036,277	—	—	2,052,699

Redemption of warrants	—		—		—	—	(10,000)	—	—	(10,000)

Issuance of stock options and warrants
for consulting, legal and marketing
services	—		—		—	—	254,397	—	—	254,397

Reclassification of redeemable
common stock and common
stock warrants to stockholders’
equity, net of offering costs	—		—		782,000	7,820	919,680	—	—	927,500

Net loss	—		—		—	—	—	(3,198,565)	—	(3,198,565)

Balance, December 31, 2000	—		—		19,348,083	$193,481	$ 10,218,022	$(7,757,122)	$(11,299)	$ 2,643,082

See accompanying notes. F-4

NETWORD, INC. Statements of Cash Flows

	Year Ended December 31,
	2000	1999
Net loss	$(3,198,565)	$(1,493,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options and warrants for consulting,
legal and marketing services	158,000	33,308
Depreciation and amortization	44,086	65,022
Amortization of prepaid expense	1,125,000	375,000
Interest on convertible note payable	1,200	—
Issuance of convertible note payable for legal services	—	20,903
Change in assets and liabilities:
Other current assets	—	877
Prepaid expense	(160,427)	—
Accounts payable	(6,553)	(20,926)

Net cash used in operating activities	(2,037,259)	(1,018,980)

Cash flows used in investing activities:
Acquisition of property and equipment	(5,577)	(36,468)

Cash flows from financing activities:
Principal payments of long-term liability	(4,800)	(4,800)
Redeemable common stock and common stock warrants	—	977,500
Deferred offering costs	—	(50,000)
Redemption of warrants	(10,000)	—
Exercise of warrants	2,052,699	—
Issuance of common stock and units, net of offering
and registration costs	—	2,815,679

Net cash provided by financing activities	2,037,899	3,738,379

Net increase (decrease) in cash	(4,937)	2,682,931
Cash, beginning of year	2,742,041	59,110

Cash, end of year	$ 2,737,104	$ 2,742,041

Supplemental Schedule of Non-Cash Investing and Financing Activities

Conversion of accounts payable to warrants	$ —	$ 114,000

Issuance of stock options and warrants for consulting,
legal and marketing services	$ 254,397	$ 33,308

Issuance of warrants for future services	$ —	$ 1,500,000

Issuance of convertible note payable for legal services	$ —	$ 20,903

Reclassification of redeemable common stock and
common stock warrants, net of offering cost	$ 927,500	$ —

See accompanying notes. F-5

NETWORD, INC.
Notes to Financial Statements

Note 1 – The Company

     Netword, Inc. (the “Company”) owns and operates an Internet utility known as the Netword System which the Company believes offers a comprehensive solution to problems created by a lack of consumer-friendly addresses or URL’s for Internet resources. The Company was formed on December 2, 1996 and was in the development stage through December 31, 1999. The year ended December 31, 2000 is the first year during which it is considered an operating company.

     On February 18, 1999, Netword, LLC was merged into Netword, Inc., a Delaware corporation (the “Merger”). The Merger was accounted for as a reverse acquisition under the pooling of interest method and gave effect to the issuance by the Company to members of Netword, LLC of 8,923,924 shares of common stock and 3,184,733 warrants to purchase common stock at $1.25 per share, in exchange for 35,999.48 Class A Units and 54.21 Class C Units. Options on 2,284,374 shares of common stock at $.167 per share and 815,239 shares of common stock at $1.25 per share were issued by the Company to replace outstanding options to purchase units previously granted by the Company. In addition, options on 1,456,250 shares of common stock at $1.25 were issued by the Company to certain Company directors, officers and employees.

Note 2 – Summary of Significant Accounting Policies

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

     Trademark

     The trademark is stated at cost and is amortized using the straight-line method over ten years. The trademark is reported net of accumulated amortization of $15,611 at December 31, 2000.

NETWORD, INC.
Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

     Intellectual Property

     The intellectual property is stated at appraised value, which is below cost, net of accumulated amortization of $20,000, and is amortized using the straight-line method over five years.

     Income Taxes

     The Company accounts for deferred income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

     Basic and Diluted Loss Per Share

     The Company has elected to disclose loss per share, as if it had adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128") giving effect to the Merger discussed in Note 1. Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share (“EPS”) on the face of the income statement. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The effects on loss per share of the Company’s outstanding options are antidilutive and therefore not included in the calculation of the weighted average number of common shares outstanding.

     Fair Value of Financial Instruments

     The Company applies the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107"). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2000, management believes the fair value of all financial instruments approximated carrying value.

NETWORD, INC.
Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

     Stock-Based Compensation

     The Company applies the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123") which requires entities to recognize as expense over the vesting period the fair value as of the date of grant of all stock awards. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and to provide pro forma net income and pro forma net income per share disclosures for employee stock option grants as if the fair- value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25, under which compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, and provide the pro forma disclosure provisions of SFAS No. 123 in its annual financial statements (see Note 8).

     Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (SFAS No. 121"), long-lived assets are evaluated for possible impairment through a review of undiscounted expected future cash flows. The carrying value of a long- lived asset is considered impaired if the sum of the undiscounted expected future cash flows is less than the carrying amount of that asset.

     In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets.

     Advertising and Marketing Expenses

     Advertising and marketing expenses are charged to operations in the period in which the advertising first takes place. Advertising costs include the costs under an executory contract, which expires in March 2001. Advertising expenses amounted to approximately $401,000 and $39,000 for the years ended December 31, 2000 and 1999, respectively.

     Research and Development

     Research and development costs amounted to approximately $273,000 and $190,000 for the years ended December 31, 2000 and 1999, respectively.

NETWORD, INC.
Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

     Reclassification

     Certain amounts reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Note 3 – Concentration of Credit Risk

     The Company maintains cash balances at several banks and one stock brokerage firm. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances at the stock brokerage firm are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation.

Note 4 – Property and Equipment

     At December 31, 2000, property and equipment consists of:

Furniture and fixtures	$ 29,725
Computer equipment	137,229

166,954
Less: Accumulated depreciation	124,040

$ 42,914

Note 5 – Loans Payable

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

     At December 31, 2000, the Company had $33,027 of loans payable to subscribers of the 97 loan who did not fully fund their subscriptions.

NETWORD, INC.
Notes to Financial Statements

Note 6 – Long-Term Liability

     The Company assumed a long-term liability related to the purchase of the Netword trademark. This liability is payable in equal installments of $4,800 per year, concluding on April 30, 2003.

Note 7 – Convertible Note Payable

     In April 1999, the Company issued a $20,000, 6% Convertible Note, due March 31, 2002 in exchange for legal services. Such note is convertible into common stock at $1 per share at the option of the holder of the note at any time. At December 31, 2000, the note included $2,103 in accrued interest.

Note 8 – Options

     The weighted average Black-Scholes value of options granted under the stock option plans during 2000 and 1999 was .80 and .17, respectively. Value was estimated for both 2000 and 1999 using a weighted average expected life of five years, volatility of .84 and risk-free interest rate of 5%.

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

     The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for stock option and employee stock purchase plans. An alternative method of accounting for stock options is SFAS 123, Accounting for Stock- Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company’s stock option and employee stock purchase plans been determined as prescribed by SFAS 123, pro forma income statements for 2000 and 1999 would have been as follows:

	2000	1999
Pro forma net loss	$ (3,299,312)	$ (1,577,946)
Pro forma net loss per share	(.18)	(.10)

F-10

NETWORD, INC.
Notes to Financial Statements

Note 8 – Options (Continued)

     A summary of applicable option activity and related information for the years ended December 31, 2000 and 1999, after giving effect to the recapitalization described in Note 1, is as follows:

	2000		1999
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	4,898,765	$ .76	3,099,613	$ .45
Granted	423,000	2.43	1,874,023	1.27
Exercised	—	—	—	—
Forfeited	(215,543)	.69	(74,871)	.62

Outstanding, end of year	5,106,222.90		4,898,765.76

Exercisable, end of year	5,106,222	$ .90	4,898,765	$ .76

     The weighted-average fair value of options granted during 2000 and 1999 was $2.43 and $1.27, respectively. Exercise prices for options outstanding as of December 31, 2000 ranged from $.17 to $5.00. These options expire at various times through March 2005.

Note 9 – Income Taxes

     At December 31, 2000, the Company has a federal net operating loss carryforward to reduce future taxable income of approximately $3,001,000. The net operating loss carryforward expires through 2020.

     At December 31, 2000, the Company has a deferred tax asset of approximately $1,024,000 representing the benefits of its net operating loss carryforward. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset.

Note 10 – Equity Transactions

     In February 1999, the Company settled fees for legal services by payment of $200,000 and an agreement to deliver warrants to purchase 150,000 shares of the Company’s common stock at $.1667 per share. The fair value for the warrants was estimated to be $.76 per warrant at the date of the agreement, using the Black-Scholes option pricing model.

NETWORD, INC. Notes to Financial Statements

Note 10 – Equity Transactions (Continued)

     On March 19, 1999, the Company privately placed 6,000,000 shares of common stock at $.1666 per share or a total of $1,000,000. On the same date, in an offering to non- U.S. residents, the Company sold units consisting of 2,000,000 shares of common stock and warrants to purchase an additional 1,600,000 shares of common stock (at $1.25 per share) for total consideration of $2,000,000. Offering costs for the two offerings aggregated $75,000.

     On July 28, 1999 and August 5, 1999, the Company privately placed units consisting of 782,000 shares of common stock and warrants to purchase an additional 625,600 shares of common stock (at $1.50 per share) for total consideration of $977,500. Offering costs were approximately $50,000. In connection with this placement, the Company issued warrants to an individual to purchase an additional 85,293 shares of common stock at $1.50 per share as a finder’s fee. The staff of the Securities and Exchange Commission had advised the Company that the individual who received the said 85,293 warrants may have acted as an unregistered broker-dealer in violation of Section 15 of the Securities Exchange Act by introducing the Company to the investors and receiving a finder’s fee. If such individual acted as an unregistered broker-dealer in violation of the Securities Exchange Act, then under Section 29 of the Securities Exchange Act (1) the warrants issued to him as a finder’s fee would be voidable by the Company and (2) each investor introduced to the Company would have the right to rescind his purchase. The Company has notified each of the investors introduced to the Company by the said individual of the position of the Securities Exchange Commission and the investor’s potential rights under Section 29 of the Securities Exchange Act. No investors have exercised their recission rights. Accordingly, such proceeds were classified as redeemable common stock and common stock warrants on the balance sheet at December 31, 1999. The redeemable common stock and common stock warrants, net of offering costs have been reclassified to stockholders’ equity during the year ended December 31, 2000.

     On September 29, 1999, the Company entered into an agreement with Net2Phone, Inc. (“Net2Phone”) under which a newly developed version of the Company’s software agent will be shipped with Net2Phone’s software, which will include the Company’s logo and slot and a direct link to the Company’s Web site. The agreement also provides that Net2Phone is responsible for maintaining a database of URLs and associated phone numbers and is entitled to 50% of all revenue attributable to the registration and use of Networds sourced from Net2Phone’s Web site. The agreement had an initial one-year term (which expired on September 29, 2000), subject to early termination by Net2Phone. Such agreement was renewed for an additional one-year term. In connection with the agreement, the Company granted Net2Phone four-year warrants (expiring September 29, 2003) to acquire up to 15% of the Company’s fully diluted common stock for approximately $3,000,000. The fair value of such warrants was $1,500,000, based upon a Black-Scholes option pricing model.

NETWORD, INC.
Notes to Financial Statements

Note 10 – Equity Transactions (Continued)

     In March 2000, the Company issued warrants and options to an individual to purchase 300,000 shares of the Company’s common stock at a price of $2.00 per share and $.79 per warrant at the date of the agreement using the Black-Scholes option pricing method. Such warrants and options were valued at $237,000. In addition, the Company paid $250,000 to this individual for services rendered which is being amortized over the term of the contract.

     In 2000, the Company issued warrants to purchase 18,590 shares of the Company’s common stock at prices ranging from $.57 to $1.25 per share using the Black- Scholes option pricing method. Such warrants were valued at $18,397.

Note 11 – Commitments and Contingencies

     Operating Lease

     The Company leases an office under a non-cancellable operating lease expiring in 2003. Future minimum lease payments are as follows:

Year Ending December 31,
2001	$ 42,000
2002	43,000
2003	44,000

$129,000

Total rent charged to operations for the years ended December 31, 2000 and 1999 was approximately $40,000 and $33,000, respectively. F-13

NETWORD, INC. Notes to Financial Statements

Note 11 – Commitments and Contingencies (Continued)

     Promotional Agreements

     The Company has entered into agreements with an Internet company to promote the Netword System permitting users who visit this company’s Web site to use and create Networds and place the Company’s logo, slot and a direct link to the Company’s Web site on the Web sites of the company. These agreements, expiring through December 2001, entitle the Internet company to various revenue sharing arrangements with the Company, with guaranteed future minimum payments required as follows:

2001	$210,000

     Litigation

     In August 1997, eight employees, including the former chief executive officer, resigned and made claims against the Company. Claims by four of those former employees have since been settled. One of the former employees instituted an action against the Company and its managers in June 1998, in the Circuit Court of Arlington, Virginia, seeking to recover approximately $70,000 for, among other things, vacation pay, the dilution of his interest in the Company and the repayment of the funded portion of his subscription to the 97 loan (see Note 5). The Company is defending that action which is currently inactive and assumed to have been abandoned. The Company does not believe that its financial exposure with respect to the pending action or unsettled claims of the other former employees is material.

     In October 2000, an advertising firm filed a lawsuit in the Circuit Court of Montgomery County, Maryland, alleging breach of contract, “theft of services” and “shareholders’ derivative action”. The advertising firm claims it is owed money for services rendered under an advertising agreement, that the Company misappropriated creative material under the agreement and that the Company disclosed insider information to unnamed third parties. The Company denies all substantive allegations of the complaint.