Form 10QSB
period 2001-03-31
NETWORD INC
filed 2001-05-10
CIK 715031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001 - Commission file Number 333-86873

Netword, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation)	52-2143430 (I.R.S. Employer Identification No.)

702 Russell Avenue, Third Floor, Gaithersburg, MD 20877
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

Yes _X_   No ___

The number of outstanding shares of the issuer’s common stock, par value $.01 per share, as of May 9, 2001, was 19,348,083.

Transitional Small Business Disclosure Format (check one):

Yes _X_   No ___

NETWORD, INC. INDEX TO FORM 10-QSB March 31, 2001

NETWORD, INC. Balance Sheets

	March 31, 2001 (Unaudited)	December 31, 2000 (Note)
ASSETS
Current assets:
Cash	$2,280,718	$2,737,104
Prepaid expenses	7,410	256,824

Total current assets	2,288,128	2,993,928
Property and equipment, net	36,667	42,914
Intangible assets:
Trademark, net	21,665	22,621
Intellectual property, net	3,750	5,000

Total intangible assets	25,415	27,621

	$2,350,210	$3,064,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liability	$ 4,800	$ 4,800
Accounts payable	233,174	351,851
Loans payable	33,027	33,027

Total current liabilities	271,001	389,678
Long-term liability, net of current portion	9,600	9,600
Note payable	30,148	—
Convertible note payable	22,403	22,103
Stockholders’ equity:
Common stock, $.01 par value;
Authorized - 40,000,000 shares
Issued and outstanding - 19,348,083 shares at
3/31/01 and 12/31/00	193,481	193,481
Additional paid-in capital	10,218,022	10,218,022
Accumulated deficit	(8,383,146)	(7,757,122)
Subscriptions receivable	(11,299)	(11,299)

Total stockholders’ equity	2,017,058	2,643,082

	$ 2,350,210	$ 3,064,463

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

1

NETWORD, INC. Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2001	2000
Sales	$ 1,702	$ 353
Selling, general and administrative expenses	657,814	832,278

Operating loss	(656,112)	(831,925)
Interest income	30,088	30,374

Net loss	$ (626,024)	$ (801,551)

Basic and diluted loss per common share	$ (.03)	$ (.05)

Weighted average number of shares
outstanding	19,348,083	17,709,799

See accompanying notes. 2

NETWORD, INC. Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2001	2000
Net loss	$ (626,024)	$ (801,551)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	8,453	16,161
Interest on notes payable	448	—
Amortization of prepaid expense	—	375,000
Change in assets and liabilities:
Prepaid expenses	249,414	(21,245)
Accounts payable	(88,677)	11,278

Net cash used in operating activities	(456,386)	(442,913)

Cash flows from investing activities:
Deposit	—	(250,000)

Net cash used in investing activities	—	(250,000)

Cash flows from financing activities:
Exercise of warrants	—	440,737

Net cash provided by financing activities	—	440,737

Net decrease in cash	(456,386)	(252,176)
Cash, beginning of period	2,737,104	2,742,041

Cash, end of period	$ 2,280,718	$ 2,489,865

Supplemental Schedule of Non-Cash Investing and Financing Activities

Exchange of note payable for
accounts payable	$ 30,000	$ —

See accompanying notes. 3

NETWORD, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

Note 1 - Basis of Presentation

     Netword, Inc. (the “Company,” “us,” “we,” or “our”) owns and operates an Internet utility known as the Netword System, which we believe offers a comprehensive solution to problems created by a lack of consumer-friendly addresses or URLs for Internet resources.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001, These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

4

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

First Quarter 2001 Overview

During the quarter, we continued to pursue various affiliations with other Internet businesses; however no significant agreements were executed.

Results of Operations for Q-1 2001

Compensation costs increased to $235,988 versus $176,500 for the same period last year since we hired additional personnel to enhance and market the Netword System and for Research and Development. Enhancements of the Netword System includes new versions of our software that feature better browser integration and support for wireless and PDA platforms and software development for new applications of the Netword technology.

Marketing costs decreased to $320,076 versus $497,850 for the same period last year primarily because (i) the 1st quarter of last year included $375,000 of amortization attributable to the Net2Phone warrant while the 1st quarter of this year did not include that amortzation since the Net2Phone warrant was fully amortized in the 4th quarter of 2000 and (ii) the 1st quarter of this year includes $254,768 of advertising costs related to an advertising campaign while the 1st quarter of last year includes no such expense.

We have incurred and will continue to incur additional expenses related to our public status, including accounting and audit fees, SEC filing fees, transfer agent costs, legal fees and investor relations.

Liquidity and Capital Resources

Our cash balance at March 31, 2001 was $2,280,718. Our net cash used in operations during the 1st quarter was $456,386. Based upon our current operations it is unlikely that additional funds will be required during the next twelve months.

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

5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In July 1998, we filed a patent infringement suit against Centraal Corporation, now known as RealNames Corporation, in the U.S. District Court for the Eastern District of Virginia. We sought an injunction and damages in an amount to be determined by the court.

On January 8, 1999, the court granted RealNames’ motion for summary judgement, holding that the RealNames system did not infringe our patent, without ruling on the validity of our patent. We appealed the decision. On March 15, 2001, the United States Court of Appeals for the Federal Circuit upheld the decision of the District Court.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

3.1(1)	Certificate of Incorporation of Netword, Inc.

3.2(1)	Bylaws of Netword, Inc.

4.1(1)	Stock option plan of Netword, Inc.

4.2(1)	Form of award letter for optionees

10.1(1)	Contract regarding assignment of trademarks and trade names “Netword ” and “Netword, Inc.”

10.2(1)	Internet Data Center Services Agreement between Netword, Inc. and Exodus Communications, Inc.

6

10.3(1)	Agreement dated September 29, 1999 between Netword, Inc. and Net2Phone, Inc.

(1)	Filed as an Exhibit to Netword’s registration statement on Form SB-1 (Commission File No. 333-86873) and incorporated herein by reference.

b)	Reports on Form 8-K:

None

7

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2001

Netword, Inc.
(Registrant)

By: /s/ Murray M. Rubin
       ————————— —————

Name: Murray M. Rubin
            —————————————

Title: Treasurer and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on behalf of Registrant)

8