Form 10QSB
period 2001-06-30
NETWORD INC
filed 2001-08-09
CIK 715031

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001 - Commission file Number 333-86873

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

Yes X     No_____

The number of outstanding shares of the issuer’s common stock, par value $.01 per share, as of August 9, 2001, was 19,348,083.

Transitional Small Business Disclosure Format (check one):

Yes X     No_____

NETWORD, INC.

INDEX TO FORM 10-QSB

June 30, 2001

NETWORD, INC. Balance Sheets

	June 30, 2001 (Unaudited)	December 31, 2000 (Note)

ASSETS
Current assets:
Cash	$ 1,970,833	$ 2,737,104
Prepaid expenses	297	256,824

Total current assets	1,971,130	2,993,928
Property and equipment, net	24,158	42,914

Intangible assets:
Trademark, net	20,710	22,621
Intellectual property, net	2,500	5,000

Total intangible assets	23,210	27,621

Other Asset - Loan Receivable	8,000	–

	$ 2,026,498	$ 3,064,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term liability	$ 9,600	$ 4,800
Accounts payable	219,538	351,851
Loans payable	33,027	33,027

Total current liabilities	262,165	389,678
Long-term liability, net of current portion	4,800	9,600

Note payable	30,602	–
Convertible note payable	22,703	22,103

Stockholders' equity:
Common stock, $.01 par value;
Authorized - 40,000,000 shares
Issued and outstanding - 19,348,083 shares at
6/30/01 and 12/31/00	193,481	193,481
Additional paid-in capital	10,218,022	10,218,022
Accumulated deficit	(8,693,976)	(7,757,122)
Subscriptions receivable	(11,299)	(11,299)

Total stockholders' equity	1,706,228	2,643,082

	$ 2,026,498	$ 3,064,463

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

1

NETWORD, INC. Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2001	2000

Sales	$ 1,581	$ 5,622

Selling, general and administrative expenses	337,329	868,508

Operating loss	(335,749)	(862,886)

Interest income	24,919	44,064

Net loss	$ (310,830)	$ (818,822)

Basic and diluted loss per common share	$ (.02)	$ (.04)

Weighted average number of shares
outstanding	19,348,083	18,622,304

See accompanying notes. 2

NETWORD, INC. Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2001	2000

Sales	$ 3,282	$ 5,975

Selling, general and administrative expenses	995,143	1,700,786

Operating loss	(991,861)	(1,694,811)

Interest income	55,007	74,438

Net loss	$ (936,854)	$(1,620,373)

Basic and diluted loss per common share	$ (.05)	$ (.09)

Weighted average number of shares
outstanding	19,348,083	18,169,149

See accompanying notes. 3

NETWORD, INC. Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2001	2000

Net loss	$ (936,854)	$(1,620,371)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	23,167	27,184
Interest on notes payable	1,202	–
Loan to employee for moving expense	(8,000)	–
Amortization of prepaid expense	–	750,000
Change in assets and liabilities:
Prepaid expenses	256,527	(421,110)
Accounts payable	(102,313)	79,495

Net cash used in operating activities	(766,271)	(1,184,802)

Cash flows from investing activities:
Acquisition of property and equipment	–	(5,408)

Net cash used in investing activities	–	(5,408)

Cash flows from financing activities:
Exercise of warrants	–	2,052,698

Net cash provided by financing activities	–	2,052,698

Net increase (decrease) in cash	(766,271)	(862,488)

Cash, beginning of period	2,737,104	2,742,041

Cash, end of period	$ 1,970,833	$ 3,604,529

Supplemental Schedule of Non-Cash Investing and Financing Activities

Exchange of note payable for
accounts payable	$ 30,000	$ –

Issuance of stock options and warrants for
consulting, legal and marketing services	$ –	$ 237,000

See accompanying notes. 4

NETWORD, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

     Netword, Inc. (the “Company,” “us,” “we,” or “our”) owns and operates an Internet utility known as the Netword System, which we believe offers a comprehensive solution to problems created by a lack of consumer-friendly addresses or URLs for Internet resources.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001, These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

5

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Second Quarter 2001 Overview

During the quarter ended June 30, 2001, we concentrated our research and develpoment activities on the development of a new product which is intended to facilitate Internet users’ (“Users”) viewing of movie previews and other online video clips.

Results of Operations

Quarter ended June 30, 2001 compared to the quarter ended June 30, 2000

During the quarter ended June 30, 2001, compensation costs increased to approximately $234,500 versus approximately $202,300 for the comparable period of last year due to hiring of support personnel and salary increases for certain key technical personnel. The additional personnel were utilized to enhance the Netword System and develop ne Internet applications.

Marketing and advertising costs decreased to approximately $38,300 versus approximately $530,000 for the same period last year primarily because the 2nd quarter of last year included $375,000 of amortization attributable to the Net2Phone warrant and $150,000 of payments to InfoSpace for Internet advertising while the 2nd quarter of this year did not include the said amortization since the Net2Phone warrant was fully amortized in the 4th quarter of 2000 and the InfoSpace contract terminated in 2000.

Six Months ended June 30, 2001 compared to the six months ended June 30, 2000

During the six months ended June 30, 2001, compensation costs increased to approximately $470,500 versus approximately $374,400 for the comparable period of last year due to hiring support personnel and salary increases for certain for certain key technical personnel. The additional personnel were utilized to enhance the Netword System and develop ne Internet applications.

Marketing and advertising costs decreased to approximately $358,400 versus approximately $1,027,500 for the same period last year primarily because (i) the 1st and 2nd quarters of last year included $750,000 of amortization attributable to the Net2Phone warrant and $225,000 of payments to InfoSpace for Internet advertising while the 1st and 2nd quarters of this year did not include the said amortization and Internet advertising since the Net2Phone warrant was fully amortized in the 4th quarter of 2000 and the InfoSpace contract terminated in 2000 and (ii) the 1st and 2nd quarter of this year includes approximately $334,800 of advertising costs related to an advertising campaign while the same period of last year includes no such expense.

Liquidity and Capital Resources

Our cash balance at June 30, 2001 was approximately $1,970,800. Our net cash used in operations

6

during the 2nd quarter was approximately $309,900. Based upon our current operations it is unlikely that additional funds will be required during the next twelve months.

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

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 1998, we filed a patent infringement suit against Centraal Corporation, now known as RealNames Corporation, in the U.S. District Court for the Eastern District of Virginia. We sought an injunction and damages in an amount to be determined by the court.

On January 8, 1999, the court granted RealNames' motion for summary judgement, holding that the RealNames system did not infringe our patent, without ruling on the validity of our patent. We appealed the decision. On March 15, 2001, the United States Court of Appeals for the Federal Circuit upheld the decision of the District Court.

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

8

10.2(1)	Internet Data Center Services Agreement between Netword, Inc. and Exodus Communications, Inc.

10.3(1)	Agreement dated September 29, 1999 between Netword, Inc. and Net2Phone, Inc.

(1)	Filed as an Exhibit to Netword’s registration statement on Form SB-1 (Commission File No. 333-86873) and incorporated herein by reference.

b)	Reports on Form 8-K:

None

9

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2001	Netword, Inc.
(Registrant)

By: /s/ Murray M. Rubin
——————————————
Murray M. Rubin
Treasurer and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on behalf of Registrant)

10