Form 10QSB
period 2001-09-30
NETWORD INC
filed 2001-11-08
CIK 715031

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001 - Commission file Number 333-86873

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

Yes _X_ No___

The number of outstanding shares of the issuer’s common stock, par value $.01 per share, as of November 6, 2001, was 19,348,083.

Transitional Small Business Disclosure Format (check one):

Yes _X_ No ___

NETWORD, INC. INDEX TO FORM 10-QSB September 30, 2001

NETWORD, INC. Balance Sheets

	September 30, 2001 (Unaudited)	December 31, 2000 (Note)
ASSETS
Current assets:
Cash	$ 1,623,483	$ 2,737,104
Prepaid expenses and other current assets	2,489	256,824

Total current assets	1,625,972	2,993,928

Property and equipment, net	15,279	42,914

Intangible assets:
Trademark, net	19,754	22,621
Intellectual property, net	1,250	5,000

Total intangible assets	21,004	27,621

Other asset - loan receivable	8,000	—

	$ 1,670,255	$ 3,064,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liability	$ 4,800	$ 4,800
Accounts payable	184,761	351,851
Loans payable	33,027	33,027

Total current liabilities	222,588	389,678

Long-term liability, net of current portion	4,800	9,600

Note payable	31,064	—

Convertible note payable	23,003	22,103

Stockholders’ equity:
Common stock, $.01 par value;
Authorized - 40,000,000 shares
Issued and outstanding - 19,348,083 shares at
9/30/01 and 12/31/00	193,481	193,481
Additional paid-in capital	10,218,022	10,218,022
Accumulated deficit	(9,011,404)	(7,757,122)
Subscriptions receivable	(11,299)	(11,299)

Total stockholders’ equity	1,388,800	2,643,082

	$ 1,670,255	$ 3,064,463

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

1

NETWORD, INC. Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2001	2000

Sales	$ 1,338	$ 2,124

Selling, general and administrative expenses	334,949	1,027,295

Operating loss	(333,611)	(1,025,171)

Interest income	16,183	52,919

Net loss	$ (317,428)	$ (972,252)

Basic and diluted loss per common share	$ (.02)	$ (.05)

Weighted average number of shares
outstanding	19,348,083	19,348,059

See accompanying notes. 2

NETWORD, INC. Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2001	2000

Sales	$ 4,620	$ 8,096

Selling, general and administrative expenses	1,330,092	2,725,594

Operating loss	(1,325,472)	(2,717,498)

Interest income	71,190	127,357

Net loss	$(1,254,282)	$(2,590,141)

Basic and diluted loss per common share	$ (.06)	$ (.14)

Weighted average number of shares
outstanding	19,348,083	18,633,335

See accompanying notes. 3

NETWORD, INC. Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2001	2000

Net loss	$(1,254,282)	$(2,590,141)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	34,252	35,635
Accrued interest on notes payable	1,964	—
Loan to employee for moving expense	(8,000)	—
Amortization of prepaid expense	—	1,204,000
Change in assets and liabilities:
Prepaid expenses and other current assets	254,335	(429,727)
Accounts payable	(137,090)	13,243

Net cash used in operating activities	(1,108,821)	(1,766,990)

Cash flows from investing activities:
Acquisition of property and equipment	—	(5,576)

Cash used in investing activities	—	(5,576)

Cash flows from financing activities:

Principal payments of long-term liability	(4,800)	—
Exercise of warrants	—	2,052,698
Redemption of called warrants	—	(10,000)

Net cash provided by (used in) financing activities	(4,800)	2,042,698

Net increase (decrease) in cash	(1,113,621)	270,132

Cash, beginning of period	2,737,104	2,742,041

Cash, end of period	$ 1,623,483	$ 3,012,173

-Continued- See accompanying notes. 4

NETWORD, INC. Statements of Cash Flows - Continued (Unaudited) Supplemental Schedule of Non-Cash Investing and Financing Activities

Exchange of note payable for
accounts payable	$ 30,000	$ —

Issuance of stock options and warrants for
consulting, legal and marketing services	$ —	$ 237,000

Conversion of redeemable common stock
and common stock warrants to common
stock and common stock warrants	$ —	$ 977,500

See accompanying notes. 5

NETWORD, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

     Netword, Inc. (the “Company,” “us,” “we,” or “our”) owns and operates an Internet utility known as the Netword System, which we believe offers a comprehensive solution to problems created by a lack of consumer-friendly addresses or URLs for Internet resources.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001, These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

6

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Third Quarter 2001 Overview

During the quarter ended September 30, 2001, we concentrated our research and development activities on the development of a new product which is intended to facilitate Internet users’ (“Users”) viewing of movie previews and other online video clips.

Results of Operations

Quarter ended September 30, 2001 compared to the quarter ended September 30, 2000

During the quarter ended September 30, 2001, compensation costs increased to approximately $232,500 versus approximately $223,900 for the comparable period of last year due to salary increases for certain key technical personnel.

Marketing and advertising costs decreased to approximately $7,700 versus approximately $765,300 for the same period last year as follows:

Description	2001	2000
Amortization attributable to the Net2Phone warrant(1)	$ —	$ 375,000
Payments to InfoSpace for Internet advertising(2)	—	50,000
Advertising costs related to an advertising campaign(3)	—	323,900
Public relations and miscellaneous marketing expense	7,700	16,400

Totals	$ 7,700	$ 765,300

(1) The Net2Phone warrant was fully amortized in the 4th quarter of 2000.

(2) The InfoSpace contract terminated in 2000.

(3) The advertising campaign ran during the 3rd and 4th quarters of 2000 and the 1st quarter of 2001.

Nine Months ended September 30, 2001 compared to the nine months ended September 30, 2000

During the nine months ended September 30, 2001, compensation costs increased to approximately $703,000 versus approximately $598,200 for the comparable period of last year due to hiring support personnel and salary increases for certain key technical personnel. The additional personnel were utilized to enhance the Netword System and develop new Internet applications.

Marketing and advertising costs decreased to approximately $366,100 versus approximately $1,792,800 for the same period last year as follows:

7

Description	2001	2000
Amortization attributable to the Net2Phone warrant(1)	$ —	$1,125,000
Payments for Internet advertising(2)	28,300	327,900
Advertising costs related to an advertising campaign(3)	334,800	323,900
Refund of trade show depsoit(4)	(7,500)	—
Public relations and miscellaneous marketing expense	10,500	16,000

Totals	$ 366,100	$1,792,800

(1) The Net2Phone warrant was fully amortized in the 4th quarter of 2000.

(2) Contracts with InfoSpace, Netaxi and others terminated in 2000 and were replaced by smaller Internet advertising contracts with Mac Publishing and others for the 1st quarter of 2001.

(3) The advertising campaign ran during the 3rd and 4th quarters of 2000 and the 1st quarter of 2001.

(4) The Company elected not to participate in the Internet World trade show and its deposit was refunded.

Liquidity and Capital Resources

Our cash balance at September 30, 2001 was approximately $1,623,500. Our net cash used in operations during the 3rd quarter was $342,550. Based upon our current operations it is unlikely that additional funds will be required during the next twelve months.

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

8

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

9

10.2(1)	Internet Data Center Services Agreement between Netword, Inc. and Exodus Communications, Inc.

10.3(1)	Agreement dated September 29, 1999 between Netword, Inc. and Net2Phone, Inc.

(1)	Filed as an Exhibit to Netword’s registration statement on Form SB-1 (Commission File No. 333-86873) and incorporated herein by reference.

b) Reports on Form 8-K:

None

10

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2001

Netword, Inc.
(Registrant)

By: /s/ Murray M. Rubin
Name: Murray M. Rubin
Title: Treasurer and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on behalf of Registrant)

11