Form 10KSB
period 2001-12-31
NETWORD INC
filed 2002-03-28
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001

Commission File Number: 333-86873

NETWORD, INC.
(Exact name of registrant as specified in its charter)

Delaware
52-2143430

(State or other jurisdiction of Incorporation or Organization)
(I.R.S. Employer Identification No.)

285 Tanglewood Crossing
Lawrence, New York 11559
(Address of principal executive offices)

Registrant’s telephone number, including area code: 1-516-239-8067

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  [x]      No  [_]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [x]

     Issuer’s revenues for its most recent fiscal year: $5,845

     The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of the common stock on March 25, 2002: $1,360,100. The determination of market value of the common stock is based on the last reported bid and asked price as reported by the National Quotation Bureau on the date indicated.

     There were 21,010,289 shares of common stock of the registrant outstanding as of March 25, 2002.

     Transitional Small Business Disclosure Format (check one): Yes   [x]      No  [_]

NETWORD, INC. INDEX

ii

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

     Operation of the Netword System has never generated material revenues.

     In February 2001, we commenced development of a custom online digital media player directed at the entertainment and media industries. Online digital media players may be downloaded from the Internet to personal computers to play video and/or audio files from those computers. In August 2001, we formed Rabbit Media, Inc. as a wholly owned subsidiary to complete the development of the media player, and it commenced marketing the media player in the fourth quarter of 2001. As of March 25, 2002, no revenues had been generated by the Rabbit Media Player.

     As described below, in January 2002 we terminated our marketing and sales efforts for both the Netword System and the Rabbit Media Player and we began to focus our efforts on the possible acquisition of another business.

     During March, 2002, our principal office was relocated to 285 Tanglewood Crossing, Lawrence, New York 11559. Our telephone number is 1-516-239-8067.

     As used in this report, the terms “we”, “us”, “our” and “Netword” refer to Netword, Inc. and its predecessors and its wholly owned subsidiary, Rabbit Media, Inc., unless the context otherwise requires.

Recent Developments

     Restructuring of Operations

     On January 31, 2002, we terminated all of our employees, relocated our Internet server equipment to our Gaithersburg, Maryland facility, and retained consultants to maintain the Netword System. These actions resulted in a significant reduction of overhead and effectively terminated our marketing and sales efforts for the Netword System and the Rabbit Media Player

     In February 2002, we decided to offer the Netword System for sale because of our inability to successfully market that system and the lack of sufficient resources to defend our patented intellectual property related to the Netword System. We subsequently decided to offer our Rabbit Media Player technology and related intellectual property for sale as well. As of March 25, 2002, there were no immediate prospects of a sale of either system.

     Investment in Home Director

     In February 2002, we made a $270,000 investment in Home Director, Inc. with a view to a possible merger of the two companies. For our investment, we received a one-year secured promissory note in the principal amount of $270,000 and warrants to purchase Home Director common stock. The promissory note and warrants will be canceled if the merger is completed. Home Director is a private company that develops, markets, installs and services systems that control delivery and distribution of electronic content in private homes.

     Since the announcement, we have actively negotiated the terms of a proposed merger agreement which contemplates that Home Director would be merged with a new Netword subsidiary and the stockholders of Home Director would receive shares of our common stock in exchange for their shares of Home Director stock. As of March 25, 2002, certain material terms of the proposed merger agreement remained under discussion.

     If and when we reach agreement with Home Director on the remaining terms, we expect that a definitive merger agreement will include a number of material conditions, including SEC registration, stockholder approvals, restructuring of certain of Home Director’s liabilities, and the obtaining of additional financing by Home Director. If a merger is completed, the shares owned by our current stockholders would represent a minority, and probably less than 15%, of our outstanding stock after the merger, persons designated by Home Director would represent a majority of our board of directors, and we would continue Home Director’s current business as our primary business activity.

     Option Repricing

     On January 2, 2002, our Board of Directors reduced the exercise price of options to purchase 2,284,384 shares of Netword common stock from $0.1666 per share to $0.125 per share, the fair market value of those shares on that date, as represented by their closing price. Thereafter, options to purchase 1,662,206 shares of Netword common stock subject to the repriced options were exercised, including options to purchase 1,526,072 shares exercised by our officers and directors. On February 17, 2002, the remaining repriced options expired unexercised.

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

Revenues, Expenses, and Research and Development Expenditures

     Our operating revenues for the fiscal years ended December 31, 2001 and 2000 were $5,845 and $12,405, respectively and were derived primarily from Netword registrations. In addition, for the 2001 and 2000 fiscal years, we had interest income of $80,504 and $184,088, respectively.

     Our operating expenses for the fiscal years ended December 31, 2001 and 2000 were $1,574,016 and $3,395,058, respectively. For the fiscal year ended December 31, 2000, non-cash expenses included amortization of warrants issued in connection with an agreement to market the Netword System, in the amount of $1,125,000.

     Over the five fiscal years ended December 31, 2001, we spent approximately $1,492,000 for research and development.

Patents and Other Intellectual Property

     On June 9, 1998, we were issued patent No. 5,764,906, which describes the Netword System as a Universal Electronic Resource Denotation, Request and Delivery System that shares information and aliases among owners of Internet Web sites and other resources and Internet users. On August 8, 2000 we were issued a second United States patent, No. 6,101,537, which further clarifies and amplifies the intellectual property of the Netword System.

     We also own various copyrighted software with special purpose components not found in any existing off-the-shelf software of which we are aware.

     Netword is registered as a trademark with the U.S. Patent and Trademark Office. On April 30, 1996, we acquired the exclusive rights to the common law and registered trademarks and trade names “Netword” and “Netword, Inc.” for payments of $4,800 per year for seven years, and payments of $3,000 per year thereafter for the remainder of the life of the individual who sold us these trademarks.

     To protect our rights to our proprietary technology, we rely primarily upon our patents and confidentiality and non-disclosure agreements with our employees and consultants. Although our patents provide protection against third parties copying the Netword System, they have not precluded competitors from creating systems similar to the Netword System. The steps we have taken may not deter unauthorized use of our proprietary information, and we may not be able to afford the high cost of enforcing our intellectual property rights through litigation.

Competition

     The market for Internet services is intensely competitive, quickly evolving and subject to rapid technological changes. The Netword System faces significant competition, which is expected to continue in the future and to preclude any further development of our business. We have limited resources and have been unable to invest in the enhancement of the Netword System and the expansion and enhancement of our marketing and customer support services, which we effectively terminated in January 2002.

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

Employees

     After terminating all full-time employees on January 31, 2002, we continued to retain four part-time consultants who provide services on an as-needed basis.

Item 7.   Description of Property.

     We do not own real property. Our facility at 702 Russell Avenue, Gaithersburg, Maryland 20877 is leased until September 2003 and covers approximately 2,400 square feet of office space at a current monthly rent of approximately $3,500. We do not consider this leased location to be material to our operations.

Item 8.    Directors, Executive Officers and Significant Employee.

     Our directors and officers and biographical information about them are provided below. Each director will hold office until his successor is duly elected and qualified, or until his earlier resignation or removal.

Name	Age	Position
Michael L. Wise	58	President, Chief Executive Officer, Director
Kent M. Klineman	69	Secretary, Director
Murray M. Rubin	59	Chief Financial and Accounting Officer, Treasurer

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

Item 9.   Remuneration of Directors and Officers.

The table below provides the remuneration of our directors and officers for fiscal year 2001.

Name and Principal Position	Fiscal Year	Salary		Other Compensation

Michael L. Wise	2001	$ 96,000		None
President, Chief Executive Officer,
Director

Kent M. Klineman	2001	$ 48,000	(1)	None
Secretary, Director

Murray M. Rubin	2001	$ 24,000		None
Chief Financial and Accounting Officer,
Treasurer

Three highest paid officers and
directors as a group	2001	$168,000		None

(1)	Mr. Klineman is paid a retainer for various administrative non-directorial services at the monthly rate of $4,000.

     Executive officers serve at the discretion of our board of directors. None of our officers has entered into employment agreements. Accordingly, our officers may leave, and we may terminate them, at any time, with or without cause.

Item 10.    Security Ownership of Management and Certain Security Holders.

Voting Securities and Principal Holders Thereof

     The table below provides information as of March 25, 2002 with respect to shares of our common stock held of record by:

•	the three highest paid persons who are officers;

•	all directors;

•	all directors and officers as a group; and

•	each person, other than an officer or director, who we know owns more than 10% of our outstanding common stock.

     The address for each stockholder is in our care at our principal offices. All calculations in the table are based on 21,010,289 shares of common stock outstanding. The amounts shown for each stockholder include shares underlying currently exercisable options, warrants and convertible securities held by the stockholder.

     Except as otherwise indicated in a footnote to this chart, each stockholder has sole voting and dispositive power with respect to the shares of common stock he holds. The shares of common stock of each stockholder do not include shares held by that person’s spouse or children.

Name and address of Stockholder	Amount of Common Stock Owned	Percentage of Common Stock Owned

Kent M. Klineman (1)	4,575,653	20.32%

Michael Wise (2)	1,943,822	8.78%

Murray M. Rubin (3)	197,143.94%

All officers and directors as a group (4)	6,716,620	28.32%

(1)	Mr. Klineman is both an officer and a director. His shares include 797,705 shares underlying currently exercisable options and 704,617 shares underlying currently exercisable warrants.

(2)	Mr. Wise is both an officer and a director. His shares include 1,119,265 shares underlying currently exercisable options. Batya Wise, Mr. Wise’s spouse, beneficially owns 1,849,288 shares of common stock of which Mr. Wise disclaims beneficial ownership.

(3)	Mr. Rubin is an officer. His shares include 52,650 shares underlying currently exercisable options and 32,873 shares underlying currently exercisable warrants. Nadine Rubin, Mr. Rubin’s spouse, owns 100,195 shares of common stock of which Mr. Rubin disclaims beneficial ownership.

(4)	Includes 1,969,620 shares underlying currently exercisable options and 737,490 shares underlying currently exercisable warrants.

Options, Warrants and Rights.

The table below provides information as of March 25, 2002 with respect to options, warrants and rights to purchase shares of common stock which are held of record by:

•	the three highest paid persons who are officers;

•	all directors;

•	all directors and officers as a group; and

•	each person, other than an officer or director, who we know owns more than 10% of our outstanding common stock.

     All of the options and warrants are currently exercisable. Shares underlying warrants and options of each stockholder exclude shares underlying warrants or options held by the named person’s spouse or children. Except for warrants for 3,200 shares held by Mr. Rubin, our Chief Financial and Accounting Officer, all of which may be transferred only pursuant to exemption from registration under the securities laws, none of the other warrants or options are transferable except by will or the laws of descent and distribution.

The expiration dates for the outstanding warrants and options are as follows:

•	warrants to purchase 3,200 shares of our common stock which are beneficially held by Mr. Rubin expire on June 30, 2004

•	all other warrants expire on February 17, 2004

•	all options to purchase shares of common stock for $1.25 per share expire on February 17, 2004

•	options to purchase 50,000 shares of common stock for $1.50 per share expire on September 7, 2004

Name of stockholder	Common stock underlying warrants	Exercise price	Common stock underlying Options	Exercise price

Kent M. Klineman	704,617	$1.25	797,705	$1.25

Michael Wise	None		1,119,265	$1.25

Murray M. Rubin	29,673	$1.25	2,650	$1.25
	3,200	$1.50	50,000	$1.50

All executive officers and	734,290	$1.25	1,919,620	$1.25
directors as a group	3,200	$1.50	50,000	$1.50

     There are no other classes of common stock and no shares of preferred stock outstanding. We have no parents. We own all of the shares of Rabbit Media, Inc., a Delaware corporation, which is our only subsidiary.

Item 11.    Interest of Management and Others in Certain Transactions.

     Certain of our officers and directors received options to purchase shares of our common stock and, as set forth in the above tables and footnotes, were paid other fees through February 28, 2002. See “Remuneration of Directors and Officers” in Item 9 on page 6 of this report.

PART II

Item 1.   Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters.

     Our common stock began trading in the over-the-counter-market on July 29, 1999 under the symbol “NTWD”. Quotations were limited to the NQB Pink Sheets until March 2, 2000, when trading began on the NASD Over the Counter Bulletin Board. The following approximate high and low bid information for the common stock is as reported by the National Quotation Bureau; the prices stated represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions. As of December 31, 2001, there were approximately 200 holders of record of our common stock.

	Price
	High	Low
2000
First quarter	$4.25	$1.50
Second quarter	$3.13	$ .75
Third quarter	$1.47	$ .44
Fourth quarter	$ .44	$ .26

2001
First quarter	$ .31	$ .22
Second quarter	$ .30	$ .12
Third quarter	$ .20	$ .13
Fourth quarter	$ .20	$ .11

Dividends

     We have not paid any cash dividends on our common stock to date and do not anticipate declaring or paying any cash dividends in the foreseeable future. The holders of common stock are entitled to dividends when declared by our board of directors from legally available funds.

Item 2.   Legal Proceedings.

     In June 1998, a former employee instituted an action against our predecessor in the Circuit Court of Arlington, Virginia, to recover $69,281 by reason of claims related to his resignation and other alleged items. That action has been inactive since 1999 and we assume that it has been abandoned. We do not believe that our financial exposure with respect to this action, or unsettled claims of three other former employees, is material.

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

11

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2002.

NETWORD, INC. (Registrant)

By: /s/ Michael L. Wise Name: Michael L. Wise Title: President and Chief Executive Officer

     In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. WISE —————————— Michael L. Wise	President and Chief Executive Officer, Director	March 25, 2002

/s/ MURRAY M. RUBIN —————————— Murray M. Rubin	Chief Financial and Accounting Officer, Treasurer	March 25, 2002

/s/ KENT M. KLINEMAN —————————— Kent M. Klineman	Secretary, Director	March 25, 2002

12

NETWORD, INC.

Index

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
Netword, Inc.

     We have audited the accompanying consolidated balance sheet of Netword, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company’s manage ment. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netword, Inc. and subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
January 23, 2002, except
for Footnote 12, as to which
the date is February 12, 2002

NETWORD, INC. AND SUBSIDIARY Consolidated Balance Sheet December 31, 2001

ASSETS
Current assets:
Cash	$ 1,407,151
Prepaid expense	2,329

Total current assets	1,409,480
Property and equipment, net (Note 3)	6,069
Trademark, net	27,883

$ 1,443,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liability (Note 4)	$ 4,800
Convertible note payable (Note 5)	23,303
Loans payable (Note 6)	33,027
Accounts payable	120,521
Due to shareholders	52,500

Total current liabilities	234,151

Long-term liability, net of current portion (Note 4)	22,334

Note payable (Note 7)	31,532

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value:
Authorized - 40,000,000 shares
Issued and outstanding - 19,348,083 shares	193,481
Additional paid-in capital	10,206,723
Accumulated deficit	(9,244,789)

Total stockholders’ equity	1,155,415

$ 1,443,432

See accompanying notes. F-2

NETWORD, INC. AND SUBSIDIARY Consolidated Statements of Operations

	Year Ended December 31,
	2001	2000
Sales	$ 5,845	$ 12,405

Selling, general and administrative expenses	1,574,016	3,395,058

Operating loss	(1,568,171)	(3,382,653)

Interest and dividend income	80,504	184,088

Net loss	$(1,487,667)	$(3,198,565)

Basic and diluted loss per common share	$ (.08)	$ (.17)

Weighted average number of shares
outstanding	19,348,083	18,812,993

See accompanying notes. F-3

NETWORD, INC. AND SUBSIDIARY Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Subscrip- tions Re-	Total Stock- holders’
	Shares	Amount	Capital	Deficit	ceivable	Equity
Balance, January 1, 2000	16,923,924	$169,239	$ 7,017,668	$(4,558,557)	$(11,299)	$ 2,617,051

Exercise of warrants	1,642,159	16,422	2,036,277	—	—	2,052,699

Redemption of warrants	—	—	(10,000)	—	—	(10,000)

Issuance of stock options and warrants
for consulting, legal and marketing
services	—	—	254,397	—	—	254,397

Reclassification of redeemable
common stock and common
stock warrants to stockholders’
equity, net of offering costs	782,000	7,820	919,680	—	—	927,500

Net loss	—	—	—	(3,198,565)	—	(3,198,565)

Balance, December 31, 2000	19,348,083	193,481	10,218,022	(7,757,122)	(11,299)	2,643,082

Write-off subscription receivable	—	—	(11,299)	—	11,299	—

Net loss	—	—	—	(1,487,667)	—	(1,487,667)

Balance, December 31, 2001	19,348,083	$193,481	$ 10,206,723	$(9,244,789)	$ —	$ 1,155,415

See accompanying notes. F-4

NETWORD, INC. AND SUBSIDIARY Consolidated Statements of Cash Flows

	Year Ended December 31,
	2001	2000
Net loss	$(1,487,667)	$(3,198,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options and warrants for consulting,
legal and marketing services	—	158,000
Depreciation and amortization	54,115	44,086
Amortization of prepaid expense	—	1,125,000
Interest on convertible note payable	1,200	1,200
Interest on note payable for legal services	1,532	—
Change in assets and liabilities:
Prepaid expenses	254,495	(160,427)
Accounts payable	(201,328)	(6,553)
Due to shareholders	52,500	—

Net cash used in operating activities	(1,325,153)	(2,037,259)

Cash flows used in investing activities:
Acquisition of property and equipment	—	(5,577)

Cash flows from financing activities:
Redemption of warrants	—	(10,000)
Exercise of warrants	—	2,052,699
Principal payments of long-term liability	(4,800)	(4,800)

Net cash provided by (used in) financing activities	(4,800)	2,037,899

Net decrease in cash	(1,329,953)	(4,937)
Cash, beginning of year	2,737,104	2,742,041

Cash, end of year	$ 1,407,151	$ 2,737,104

Supplemental Schedule of Non-Cash Investing and Financing Activities

Exchange of note payable for accounts payable	$ 30,000	$ —

Reclassification of redeemable common stock and
common stock warrants, net of offering cost	$ —	$ 927,500

Write-off subscription receivable against
Additional paid-in capital	$ 11,299	$ —

Increase in trademark for long-term liability	$ 17,534	$ —

See accompanying notes. F-5

NETWORD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Netword, Inc. (“Netword”) and its wholly-owned subsidiary, Rabbit Media, Inc. (“Rab bit”), incorporated on August 21, 2001, (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature of Business

     The Company owns and operates an Internet utility known as the Netword System, which it believes, offers a comprehensive solution to problems created by a lack of consumer-friendly addresses, or URL’s, for Internet resources (see Note 12).

     In February 2001, the Company commenced development of a custom online digital media player directed at the entertainment and media industries. Online digital media players may be downloaded from the Internet to personal computers to play video and/or audio files from those computers. The Company commenced marketing its media player in the fourth quarter of 2001; however, to date, no revenues have been generated from it (see Note 12).

     Use of Estimates

     The preparation of financial statements in conformity with accounting princi ples generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Property and Equipment

     Property and equipment is recorded at cost. Furniture and fixtures and computer equipment are depreciated using an accelerated method over the estimated useful lives of the related assets, ranging from three to five years. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.

NETWORD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Trademark

     The trademark is stated at cost and is amortized using the straight-line method over ten years. The trademark is reported net of accumulated amortization of $27,883 at December 31, 2001.

     Income Taxes

     The Company accounts for deferred income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

     Basic and Diluted Loss Per Share

     The Company calculates net income (loss) per share, as required by State ment of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 replaced the calculation of primary and fully diluted EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The effects on loss per share of the Company’s outstanding options are antidilutive and therefore not included in the calculation of the weighted average number of common shares outstanding.

     Fair Value of Financial Instruments

     The Company applies the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). SFAS 107 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2001, management believes the fair value of all financial instruments approximated carrying value.

NETWORD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Stock-Based Compensation

     The Company applies the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) which requires entities to recognize as expense over the vesting period the fair value as of the date of grant of all stock awards. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and to provide pro forma net income and pro forma net income per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25, under which compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, and provide the pro forma disclosure provisions of SFAS No. 123 in its financial statements (see Note 8).

     Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (SFAS No. 121”), long-lived assets are evaluated for possible impair ment through a review of undiscounted expected future cash flows. The carrying value of a long-lived asset is considered impaired if the sum of the undiscounted expected future cash flows is less than the carrying amount of that asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets.

     New Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS no. 144, “Impairment or Disposal of Long-Lived Assets” which is effective for fiscal years beginning after December 31, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

     Advertising and Marketing Expenses

     Advertising and marketing expenses are charged to operations in the period in which the advertising first takes place. Advertising expenses amounted to approximately $323,800 and $401,000 for the years ended December 31, 2001 and 2000, respectively.

NETWORD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Research and Development

     Research and development costs amounted to approximately $283,000 and $273,000 for the years ended December 31, 2001 and 2000, respectively.

     Reclassification

     Certain amounts reported in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

Note 2 – Concentration of Credit Risk

     The Company maintains cash balances at several banks and one stock brokerage firm. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances at the stock brokerage firm are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation.

Note 3 – Property and Equipment

     At December 31, 2001, property and equipment consists of:

Furniture and fixtures	$ 29,725
Computer equipment	137,229

166,954
Less: Accumulated depreciation	160,885

$ 6,069

Note 4 – Long-Term Liability

     The Company assumed a long-term liability related to the purchase of the Netword trademark that is payable in annual installments of $4,800 until April 30, 2003. Thereafter, the Company is obligated to pay the seller annual installments of $3,000 during her lifetime and has recorded that obligation based upon actuarial table assump tions of seller’s life expectancy discounted to present value at the time the trademark was purchased.

NETWORD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5 – Convertible Note Payable

     In April 1999, the Company issued a $20,000, 6% Convertible Note, due March 31, 2002 in exchange for legal services. Such note is convertible into common stock at $1 per share at the option of the holder of the note at any time. At December 31, 2001, the note included $3,303 in accrued interest.

Note 6 – Loans Payable

     At December 31, 2001, the Company had $33,027 of loans payable to individuals who did not fully fund their subscriptions to a 1997 commitment.

Note 7 – Note Payable

     On March 1, 2001, Netword issued a $30,000, 6% Promissory Note due March 31, 2003 in exchange for a trade account payable. At December 31, 2001, the note included $1,532 in accrued interest.

Note 8 – Options

     The weighted average Black-Scholes value of options granted under the stock option plans during 2000 was $.80. Value was estimated using a weighted average expected life of five years, volatility of .84, expected dividend 0 and risk-free interest rate of 5%. No options were granted during 2001.

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

NETWORD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8 – Options (Continued)

     The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for stock option and employee stock purchase plans. An alternative method of accounting for stock options is SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company’s stock option and employee stock purchase plans been determined as prescribed by SFAS 123, pro forma income statements for 2001 and 2000 would have been as follows:

	2001	2000
Pro forma net loss	$ (1,589,510)	$ (3,299,312)
Pro forma net loss per share	$ (.08)	$ (.18)

A summary of applicable option activity and related information for the years ended December 31, 2001 and 2000 is as follows:

	2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	5,121,222	$ .91	4,898,765	$ .76
Granted	—	—	438,000	2.42
Exercised	—	—	—	—
Forfeited	(75,000)	3.33	(215,543)	.69

Outstanding, end of year	5,046,222.87		5,121,222.91

Exercisable, end of year	5,046,222	$ .87	5,121,222	$ .91

     The weighted-average fair value of options granted during 2000 was $2.42. Exercise prices for options outstanding as of December 31, 2001 ranged from $.17 to $5.00. These options expire at various times through August 2005.

Note 9 – Income Taxes

     At December 31, 2001, the Company has a federal net operating loss carryforward to reduce future taxable income of approximately $4,655,000. The net operating loss carryforward expires through 2021.

     At December 31, 2001, the Company has a deferred tax asset of approxi mately $1,908,550 representing the benefits of its net operating loss carryforward. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset.

NETWORD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10 – Equity Transactions

     In March 2000, the Company issued warrants and options to an individual to purchase 300,000 shares of the Company’s common stock at a price of $2.00 per share and $.79 per warrant. At the date of the agreement using the Black-Scholes option pricing method, such warrants and options were valued at $236,000. In addition, the Company paid $250,000 to this individual for services rendered which has been amortized over the term of the contract.

     In 2000, the Company issued warrants to purchase 18,590 shares of the Company’s common stock at prices ranging from $.57 to $1.25 per share. Using the Black-Scholes option pricing method, such warrants were valued at $18,397.

Note 11 – Commitments and Contingencies

     Operating Lease

     The Company leases an office under a non-cancellable operating lease expiring in 2003. Future minimum lease payments are as follows:

Year Ending December 31,
2002	43,000
2003	33,000

$76,000

     Rent charged to operations for the years ended December 31, 2001 and 2000 was approximately $43,000 and $40,000, respectively.

     Litigation

     In June 1998, a former employee brought an action against the Company in the Circuit Court of Arlington, Virginia, seeking approximately $70,000 for issues related to his resignation from the Company. That action is currently inactive and the Company assumes that it has been abandoned. The Company does not believe that its financial exposure with respect to the said action, or unsettled claims of three other former employees, is material.

NETWORD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 12 – Subsequent Events

     Option Repricing

     On January 2, 2002, the Company’s Board of Directors reduced the exercise price of options to purchase 2,284,384 shares of Netword common stock from $0.1666 per share to $0.125 per share, the fair market value of those shares on that date, as represented by their closing price. Thereafter, options to purchase 1,662,206 shares of Netword common stock subject to the repriced options were exercised, including options to purchase 1,526,072 shares exercised by officers and directors of the Company. On February 17, 2002, the remaining repriced options expired unexercised.

     Restructuring of Operations

     On January 31, 2002, the Company terminated all of its employees, relocated its Internet server equipment to its Gaithersburg, Maryland facility, and retained consultants to maintain the Netword System. These actions resulted in a significant reduction of overhead and effectively terminated marketing and sales efforts for the Netword System and the Rabbit Media Player.

     On February 12, 2002, the Company announced that is had decided to offer its Netword System for sale because of its inability to successfully market that system and the lack of sufficient resources to defend its patented intellectual property. The Company subsequently decided to offer its Rabbit Media Player technology and related intellectual property for sale as well. To date there are no immediate prospects of a sale of either system.

     Investment in Home Director

     On February 12, 2002, the Company announced that it had made a $270,000 investment in Home Director, Inc. (“Home Director”) with a view to a possible merger of the two companies. The Company received a $270,000 one-year secured promissory note and warrants to purchase Home Director common stock. The promissory note and warrants would be cancelled if a merger were completed. Home Director is a private company that develops, markets, installs and services systems that control delivery and distribution of electronic content in private homes.

     Since the announcement, the parties have actively negotiated the terms of a proposed merger agreement which contemplates that Home Director would be merged with a newly-formed subsidiary of the Company and the stockholders of Home Director would receive shares of the Company’s common stock in exchange for their shares of Home Director stock. Certain material terms of the proposed merger agreement remained under discussion.

     If and when the parties agree on the remaining terms, a definitive merger agreement is expected to include a number of material conditions, including SEC registration, stockholder approvals, restructuring of certain of Home Director’s liabili ties, and the obtaining of additional financing by Home Director. If a merger is com pleted, the shares owned by Netword’s current stockholders would represent a minority, and probably less than 15%, of Netword’s outstanding stock after the merger, persons designated by Home Director would represent a majority of Netword’s board of directors, and Netword would continue Home Director’s current business as its primary business activity.