Form 10QSB
period 2002-03-31
NETWORD INC
filed 2002-05-07
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002 - Commission file Number 333-86873

Netword, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation)	52-2143430 (I.R.S. Employer Identification No.)

285 Tanglewood Crossing, Lawrence, NY 11559
(Address of principal executive offices) (Zip code)

1-516-239-8067
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No___

The number of outstanding shares of the issuer’s common stock, par value $.01 per share, as of May 3, 2002, was 21,010,289.

Transitional Small Business Disclosure Format (check one):

Yes _X_ No ___

NETWORD, INC. INDEX TO FORM 10-QSB March 31, 2002

PART I - FINANCIAL INFORMATION	PAGE

Item -1. -	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3

Notes to Consolidated Financial Statements	4

Item -2. -	Management’s Discussion and Analysis or Plan of Operation	6

PART II - OTHER INFORMATION	9

SIGNATURE	11

NETWORD, INC. AND SUBSIDIARIES Consolidated Balance Sheets

	March 31, 2002 (Unaudited)	December 31, 2001 (Note)

ASSETS

Current assets:
Cash	$1,086,997	$1,407,151
Note Receivable (Note 2)	270,000	-0-
Prepaid expenses	4,607	2,329

Total current assets	1,361,604	1,409,480

Property and equipment, net	-0-	6,069

Intangible asset - Trademark, net	26,488	27,883

	$1,388,092	$1,443,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term liability	$4,800	$4,800
Convertible note payable	23,602	23,303
Loans payable	33,027	33,027
Note payable	32,007	-0-
Accounts payable	172,101	120,521
Due to shareholders	-0-	52,500

Total current liabilities	265,537	234,151

Long-term liability, net of current portion	22,334	22,334

Note payable	-0-	31,532

Stockholders’ equity:
Common stock, $.01 par value;
Authorized - 40,000,000 shares
Issued and outstanding - 21,010,289 shares
at 3/31/02 and 19,348,083 shares at
12/31/01	210,103	193,481
Additional paid-in capital	10,397,877	10,206,723
Accumulated deficit	(9,507,759)	(9,244,789)

Total stockholders’ equity	1,100,221	1,155,415

	$1,388,092	$1,443,432

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

NETWORD, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2002	2001

Sales	$210	$1,702

Selling, general and administrative expenses	266,979	657,814

Operating loss	(266,769)	(656,112)

Interest income	3,799	30,088

Net loss	$(262,970)	$(626,024)

Basic and diluted loss per common share	$(.01)	$(.03)

Weighted average number of shares outstanding	20,456,220	19,348,083

See accompanying notes. 2

NETWORD, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2002	2001
Net loss	$(262,970)	$(626,024)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	4,563	8,453
Loss on abandonment of property and equipment	2,901	-0-
Interest on notes payable	774	448
Change in assets and liabilities:
Prepaid expenses	(2,278)	249,414
Accounts payable	51,580	(88,677)
Due to shareholders	(52,500)	(-0-)

Net cash used in operating activities	(257,930)	(456,386)

Cash used in investing activities:
Purchase note receivable - Home Director	(270,000)	-0-

Net cash used in investing activities	(270,000)	-0-

Cash flows from financing activities:
Exercise of stock options	207,776	-0-

Net cash provided by financing activities	207,776	-0-

Net decrease in cash	(320,154)	(456,386)

Cash, beginning of period	1,407,151	2,737,104

Cash, end of period	$1,086,997	$2,280,718

Supplemental Schedule of Non-Cash Investing and Financing Activities

Exchange of note payable for accounts payable	$-0-	$30,000

See accompanying notes. 3

NETWORD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Note 1 - Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Netword, Inc. (“Netword”) and its wholly-owned subsidiaries, Rabbit Media, Inc. (“Rabbit”) and Webspeak Acquisition Corp. (“Webspeak”), (collectively, the “Company,” “us,” “we,” or “our”). All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002, These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2 - Investment in Home Director, Inc.

     In February 2002, the Company invested $270,000 in Home Director, Inc. (“HDI”), with a view to a possible merger of the two companies. For its investment, the Company received a $270,000 Senior Exchangeable Note (“Note”) and warrants to purchase up to 3,857,143 shares of HDI’s common stock. The Note bears interest at 8% per annum and is due in February 2003. The warrants are exercisable at a price of $.07 per share, commencing August 6, 2002, and expire on February 5, 2005. If the Company completes a merger with HDI, the Note and warrants will be retired and canceled without payment.

     Subsequent to the investment in HDI, the Company, HDI and Webspeak entered into an Agreement and Plan of Merger dated as of April 9, 2002 (the “Merger Agreement”) providing for the merger of Webspeak with and into HDI (the “Merger”). Pursuant to the terms of the Merger Agreement, the stockholders of HDI will receive shares of Netword common stock in exchange for their shares of HDI stock, and HDI will become a wholly-owned subsidiary of Netword. Based upon the formula contained in the merger agreement, we estimate that our stockholders immediately prior to the merger will hold between 13% and 20% of our common stock outstanding immediately after the merger. The Merger is subject to various conditions as set forth in the Merger Agreement.

Note 3 - Restructuring of Operations

     During the quarter ended March 31, 2002, the Company terminated all of its employees, relocated its Internet server equipment to its Gaithersburg, Maryland facility, and retained consultants to maintain the Netword System. These actions resulted in a significant reduction of overhead and effectively terminated the Company’s marketing and sales efforts. The Company has offered the Netword System, the Rabbit Media Player and their technologies and related intellectual property for sale. As of April 30, 2002, there were no immediate prospects of a sale of either system.

     In connection with its restructuring, the Company is negotiating the termination of its lease of the Gaithersburg facility and has established a $15,000 reserve for expenses related to the restructuring, including the termination of its Gaithersburg lease and for moving its equipment to a new location. At March 31, 2002, approximately $3,000, representing the write off of the net book value of furniture and fixtures, had been charged to that reserve.

Note 4 - Option Repricing and Exercise of Options

     On January 2, 2002, the Company’s Board of Directors reduced the exercise price of options to purchase 2,284,384 shares of Netword common stock from $0.1666 per share to $0.125 per share, the fair market value of those shares on that date, as represented by their closing price. Thereafter, options to purchase 1,662,206 shares of Netword common stock subject to the repriced options were exercised, including options to purchase 1,526,072 shares exercised by Company’s officers and directors. In connection with the exercise of the options, the Company received $207,776. The price paid for the shares of the Company’s common stock upon exercise of the options approximated the market price of the Company’s common stock at that time; accordingly, no compensation cost was recorded. On February 17, 2002, the remaining repriced options expired unexercised.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

First Quarter 2001 Overview

Restructuring of Operations

During the quarter ended March 31, 2002, we terminated all of our employees, relocated our Internet server equipment to our Gaithersburg, Maryland facility, and retained consultants to maintain the Netword System. These actions resulted in a significant reduction of overhead and effectively terminated our marketing and sales efforts. In connection with our restructuring, we have offered the Netword System, the Rabbit Media Player and their technologies and related intellectual property for sale. As of April 30, 2002, there were no immediate prospects of a sale of either system.

Relationship with Home Director

In February 2002, we invested $270,000 in Home Director, Inc. with a view to a possible merger of the two companies. For our investment, we received a one-year secured promissory note in the principal amount of $270,000 and warrants to purchase Home Director common stock. If we complete the merger, the note and warrants will be retired and canceled without payment. Home Director is a private company that designs, manufactures, sells and installs integrated home networking solutions that connect home security systems, audio systems, video services, televisions, utilities, PC’s and the Internet. Home Director’s networking systems are currently marketed through home builders for installation in new homes, primarily in California and Florida.

Subsequent to our investment in Home Director, in April 2002, we and our newly formed, wholly-owned subsidiary, Webspeak Acquisition Corp., entered into an Agreement and Plan of Merger with Home Director. The merger agreement provides for the merger of Webspeak with and into Home Director. Upon the completion of the merger, Home Director’s stockholders would receive shares of our common stock in exchange for their shares of Home Director stock, Home Director would become a wholly-owned subsidiary of Netword, we would change our name to Home Director, Inc., and we would continue Home Director’s current business as our primary business activity. Based upon the formula contained in the merger agreement, we estimate that our stockholders immediately prior to the merger will hold between 13% and 20% of our common stock outstanding immediately after the merger.

The merger is subject to the various conditions set forth in the merger agreement, including approval of the merger by Home Director’s stockholders, Home Director’s completion of a private financing of not less than $4,000,000 and favorable settlements by Home Director with certain of its creditors. Other conditions include completion of a one-for-40 reverse split of our common stock immediately prior to the merger, our having adjusted net cash of at least $1,000,000 at the time of the merger, and registration under the Securities Act of our common stock to be issued in the merger. Accordingly, no assurance can be made that the merger will be consummated.

We filed the merger agreement and the press release announcing its execution as exhibits to a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 12, 2002.

Results of Operations for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001

Selling, general and administrative expense was $266,979 for the quarter ended March 31, 2002, compared to $657,814 for the same period last year, a decrease of $390,835. The decrease was primarily due to the restructuring of our operations. As a result of the restructuring, compensation costs for the quarter ended March 31, 2002 decreased to $139,577, compared to $235,988 for the same period last year. Compensation costs for the quarter ended March 31, 2002 include employee termination pay and benefits.

In connection with the restructuring, we are negotiating the termination of our lease of the Gaithersburg facility and have established a $15,000 reserve for expenses related to our restructuring, including the termination of the Gaithersburg lease and for moving our equipment to a new location. At March 31, 2002, approximately $3,000, representing the write off of the net book value of furniture and fixtures, had been charged to that reserve.

Marketing costs for the quarter ended March 31, 2002,decreased to $133, compared to $320,076 for the same period last year, primarily as a result of restructuring our operations.

As a result of the restructuring, we expect that, pending completion of the merger, our operating expenses will be substantially lower than those of the first quarter, since our overhead has now been substantially reduced.

Liquidity and Capital Resources

Our cash balance at March 31, 2002 was $1,086,997. Our net cash used in operations during the quarter ended March 31, 2002 was $257,930, which includes $139,577 of non-recurring compensation costs. As described above, during the quarter we used $270,000 to make an investment in Home Director. Also during the quarter, we received proceeds of $207,776 in connection with the exercise of options to purchase 1,662,206 shares of our common stock.

One of the conditions to our merger with Home Director, is that we have $1,000,000 of net cash after adjustment for our costs (including legal fees) incurred in connection with the merger. Based on our current financial statements, we may need to raise additional cash to satisfy this condition of the merger. If we require additional cash to consummate the merger or, if the merger is not accomplished and we require cash for the purpose of acquiring other businesses, we may raise cash through the private sale of our securities. Such sales may include sales to affiliates and others at prices prevailing in the market and could result in substantial dilution to our existing stockholders. There is no assurance that we will be able to obtain the additional cash necessary to consummate the merger or any other acquisition.

In the event we consummate the merger with Home Director, we may require additional capital to fund our operations (which would be the operations presently conducted by Home Director). The amount of capital we may require following the merger would depend on a variety of factors not now determinable, including the results of current financing activities of Home Director. Information regarding Home Director and its financing will be set forth in future filings we make with the Securities and Exchange Commission.

If the merger with Home Director or an acquisition of another business is not consummated, it is unlikely that we will require additional funds during the next twelve months. However, in such event, we will continue to incur additional expenses related to our public status, including accounting and audit fees, SEC filing fees, transfer agent costs and legal fees.

Forward Looking Statements

Some of the statements in this 10-QSB that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of words such as estimates, projects, anticipates, expects, intends, believes or the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. We caution you that forward-looking statements contained in this 10- QSB are only estimates and predictions. Our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. The risks, uncertainties and assumptions include, but are not limited to, those discussed in this 10-QSB.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

In February 2002, we issued 1,662,206 shares of our common stock upon the exercise of options by certain of our present and former officers and directors. The options were exercised at a price of $.125 per share, generating proceeds of $207,776. The shares were issued in a private placement under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

3.1(1)	Certificate of Incorporation of Netword, Inc.

3.2(1)	Bylaws of Netword, Inc.

4.1(1)	Stock option plan of Netword, Inc.

4.2(1)	Form of award letter for optionees

10.1(2)	Agreement and Plan of Merger, dated as of April 9, 2002, by and among Netword, Inc., Webspeak Acquisition Corp., and Home Director, Inc.

(1) Filed as an Exhibit to Netword’s registration statement on Form SB-1 (Commission File No. 333-86873) and incorporated herein by reference.

9

(2) Filed as an Exhibit to Netword’s Form 8-K filed on April 12, 2002 and incorporated herein by reference.

b) Reports on Form 8-K:

     We did not file a Form 8-K during the quarter ended March 31, 2002. On April 12, 2002, we filed a Form 8-K disclosing that the Company, Webspeak and Home Director had entered into the Agreement and Plan of Merger, dated as of April 9, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2002

Netword, Inc.
(Registrant)

By: /s/ Murray M. Rubin
      ——————————————
Name: Murray M. Rubin
            ——————————————
Title: Treasurer and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on behalf of Registrant)

11