Form 10QSB
period 2002-06-30
NETWORD INC
filed 2002-07-16
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 2002 - Commission file Number 333-86873

                                  Netword, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                                52-2143430
(State or other Jurisdiction                                   (IRS Employer
     of Incorporation)                                       Identification No.)

                   285 Tanglewood Crossing, Lawrence, NY 11559
               (Address of principal executive offices) (Zip code)

                                 1-516-239-8067
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X      No
                                 ----      ----

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of July 16, 2002, was 21,010,289.

Transitional Small Business Disclosure Format (check one):

                              Yes X      No
                                 ----      ----

                                  NETWORD, INC.

                              INDEX TO FORM 10-QSB

                                  June 30, 2002



PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

   Item  1.  Consolidated Balance Sheets as of
             June 30, 2002 and December 31, 2001...............................1

             Consolidated Statements of Operations for the Three
             Months Ended June 30, 2002 and 2001...............................2

             Consolidated Statements of Operations for the Six
             Months Ended June 30, 2002 and 2001...............................3

             Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2002 and 2001...............................4

             Notes to Consolidated Financial Statements........................5

   Item   2. Management's Discussion and Analysis or Plan of Operation.........7

PART II - OTHER INFORMATION...................................................10

SIGNATURE.....................................................................12

                         NETWORD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                June 30,     December 31,
                                                                 2002            2001
                                                              (Unaudited)       (Note)
                                                             ------------    ------------
                                     ASSETS
Current assets:
    Cash                                                     $  1,024,763    $  1,407,151
    Note Receivable (Note 2)                                      270,000             -0-
    Prepaid expenses                                                3,847           2,329
                                                             ------------    ------------
                Total current assets                            1,298,610       1,409,480

Property and equipment, net                                           -0-           6,069

Intangible asset - Trademark, net                                  25,095          27,883
                                                             ------------    ------------

                                                             $  1,323,705    $  1,443,432
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term liability                   $      4,800    $      4,800
    Convertible note payable                                          -0-          23,303
    Loans payable                                                  33,027          33,027
    Note payable                                                   32,483             -0-
    Accounts payable                                              179,815         120,521
    Due to shareholders                                               -0-          52,500
                                                             ------------    ------------
                Total current liabilities                         250,125         234,151

Long-term liability, net of current portion                        22,334          22,334

Note payable                                                          -0-          31,532

Stockholders' equity:
    Common stock, $.01 par value;
        Authorized - 40,000,000 shares
        Issued and outstanding - 21,010,289 shares
           at 6/30/02 and 19,348,083 shares at
           12/31/01                                               210,103         193,481
    Additional paid-in capital                                 10,397,877      10,206,723
    Accumulated deficit                                        (9,556,734)     (9,244,789)
                                                             ------------    ------------
                Total stockholders' equity                      1,051,246       1,155,415
                                                             ------------    ------------
                                                             $  1,323,705    $  1,443,432
                                                             ============    ============

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

                         NETWORD, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months
                                                          Ended June 30,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Sales                                              $        -0-    $      1,580

Selling, general and administrative expenses             53,028         337,329
                                                   ------------    ------------

Operating loss                                          (53,028)       (335,749)

Interest income                                           4,053          24,919
                                                   ------------    ------------

Net loss                                           $    (48,975)   $   (310,830)
                                                   ============    ============

Basic and diluted loss per common share            $       (.00)   $       (.02)
                                                   ============    ============

Weighted average number of shares
    outstanding                                      21,010,289      19,348,083
                                                   ============    ============

                             See accompanying notes.

                         NETWORD, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           Six Months
                                                          Ended June 30,
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------

Sales                                              $        210    $      3,282

Selling, general and administrative expenses            320,007         995,143
                                                   ------------    ------------

Operating loss                                         (319,797)       (991,861)

Interest income                                           7,852          55,007
                                                   ------------    ------------

Net loss                                           $   (311,945)   $   (936,854)
                                                   ============    ============

Basic and diluted loss per common share            $       (.02)   $       (.05)
                                                   ============    ============

Weighted average number of shares
    outstanding                                      20,734,785      19,348,083
                                                   ============    ============


                             See accompanying notes.

                         NETWORD, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                Six Months
                                                                              Ended June 30,
                                                                       --------------------------
                                                                           2002           2001
                                                                       -----------    -----------
Net loss                                                               $  (311,945)   $  (936,854)
Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation and amortization                                            5,956         23,167
    Loss on abandonment of property and equipment                            2,901            -0-
    Interest on notes payable                                                  949          1,202
    Loan to employee for moving expense                                        -0-         (8,000)
    Change in assets and liabilities:
        Prepaid expenses                                                    (1,518)       256,527
        Accounts payable                                                    59,296       (102,313)
        Due to shareholders                                                (52,500)         (-0-)
                                                                       -----------    -----------

                Net cash used in operating activities                     (296,861)      (766,271)
                                                                       -----------    -----------

Cash used in investing activities:
    Purchase note receivable - Home Director                              (270,000)           -0-
                                                                       -----------    -----------

                Net cash used in investing activities                     (270,000)           -0-
                                                                       -----------    -----------

Cash flows from financing activities:

    Repayment of note payable                                              (23,303)           -0-
    Exercise of stock options                                              207,776            -0-
                                                                       -----------    -----------

                Net cash provided by financing activities                  184,473            -0-
                                                                       -----------    -----------


Net decrease in cash                                                      (382,388)      (766,271)

Cash, beginning of period                                                1,407,151      2,737,104
                                                                       -----------    -----------

Cash, end of period                                                    $ 1,024,763    $ 1,970,833
                                                                       ===========    ===========

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Exchange of note payable for
    accounts payable                                                   $       -0-    $    30,000
                                                                       ===========    ===========

                             See accompanying notes.

                         NETWORD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

Note 1 - Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Netword, Inc. ("Netword") and its wholly-owned subsidiaries, Rabbit Media, Inc. ("Rabbit") and Webspeak Acquisition Corp. ("Webspeak"), (collectively, the "Company," "us," "we," or "our"). All significant intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002, These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2 - Investment in Home Director, Inc.

      In February 2002, the Company invested $270,000 in Home Director, Inc. ("HDI"), with a view to a possible merger of the two companies. For its investment, the Company received a $270,000 Senior Exchangeable Note ("Note") and warrants ("Warrants") to purchase up to 385,714 shares of HDI's common stock. The Note which bears interest at 8% per annum was exchanged in May, 2002 for HDI's convertible note due May 8, 2003. The Warrants are exerciseable at a price of $0.70 per share, commencing August 6, 2002 and expire on February 5, 2005. The number of shares subject to the Warrants and the exercise price for such shares were adjusted after giving effect to a 1-for-10 reverse split of Home Director's common stock on May 3, 2002.

      Subsequent to the investment in HDI, the Company, HDI and Webspeak entered into an Agreement and Plan of Merger dated as of April 9, 2002 (the "Merger Agreement") providing for the Merger of Webspeak with and into HDI (the "Merger"). Pursuant to the terms of the Merger Agreement, the stockholders of HDI will receive shares of Netword common stock in exchange for their shares of HDI stock, and HDI will become a wholly-owned subsidiary of Netword. Based upon the formula contained in the Merger Agreement, we estimate that our stockholders immediately prior to the merger will hold between 13% and 20% of our common stock outstanding immediately after the merger. The Merger is subject to various conditions set forth in the Merger Agreement. If the Merger is completed, the Note and the Warrants held by the Company at that time will be cancelled.

Note 3 - Restructuring of Operations

      During the quarter ended March 31, 2002, the Company terminated all of its employees and retained consultants to maintain the Netword System. These actions resulted in a significant reduction of overhead and effectively terminated the Company's marketing and sales efforts. The Company has offered the Netword System, the Rabbit Media Player and their technologies and related intellectual property for sale. As of July 15, 2002, there were no immediate prospects of a sale of any of these assets and the Netword System was being maintained at a remote site by consultants.

      To further reduce overhead, the Company negotiated the termination of its lease of the Gaithersburg facility on May 31, 2002 and vacated that facility on that date. At March 31, 2002 the Company had established a $15,000 reserve for expenses related to its restructuring, including the termination of its Gaithersburg lease. At June 30, 2002, approximately $3,000, representing the write off of the net book value of furniture and fixtures and approximately $5,200 representing the lease termination fee, had been charged to the reserve.

Note 4 - Option Repricing and Exercise of Options

      On January 2, 2002, the Company's Board of Directors reduced the exercise price of options to purchase 2,284,384 shares of Netword common stock from $0.1666 per share to $0.125 per share, the fair market value of those shares on that date, as represented by their closing price. Thereafter, options to purchase 1,662,206 shares of Netword common stock subject to the repriced options were exercised, including options to purchase 1,526,072 shares exercised by Company's officers and directors. In connection with the exercise of the options, the Company received $207,776. The price paid for the shares of the Company's common stock upon exercise of the options approximated the market price of the Company's common stock at that time; accordingly, no compensation cost was recorded. On February 17, 2002, the remaining repriced options expired unexercised.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Second Quarter 2002 Overview

Restructuring of Operations

      During the quarter ended June 30, 2002, we negotiated the termination of our lease of the Gaithersburg facility and vacated that facility on May 31, 2002. We have retained consultants to maintain the Netword System at a remote site.

Relationship with Home Director

In February 2002, we invested $270,000 in Home Director, Inc. with a view to a possible merger of the two companies. For our investment, we received a one-year secured promissory note in the principal amount of $270,000 and warrants to purchase Home Director common stock. If we complete the merger, the Note and Warrants we hold will be retired and canceled without payment. Home Director is a private company that designs, manufactures, sells and installs integrated home networking solutions that connect home security systems, audio systems, video services, televisions, utilities, PC's and the Internet. Home Director's networking systems are currently marketed through home builders for installation in new homes, primarily in California and Florida.

Subsequent to our investment in Home Director, in April 2002, we and our newly formed, wholly-owned subsidiary, Webspeak Acquisition Corp., entered into an Agreement and Plan of Merger with Home Director. The merger agreement provides for the merger of Webspeak with and into Home Director. Upon the completion of the merger, Home Director's stockholders would receive shares of our common stock in exchange for their shares of Home Director stock, Home Director would become a wholly-owned subsidiary of Netword, we would change our name to Home Director, Inc., and we would continue Home Director's current business as our primary business activity. Based upon the formula contained in the merger agreement, we estimate that our stockholders immediately prior to the merger would hold between 13% and 20% of our common stock outstanding immediately after the merger.

The merger is subject to the various conditions set forth in the merger agreement, including completion of a one-for-40 reverse split of our common stock immediately prior to the merger, our having adjusted net cash of at least $1,000,000 at the time of the merger, and registration under the Securities Act of our common stock to be issued in the merger. Accordingly, no assurance can be made that the merger will be consummated.

We filed the merger agreement and the press release announcing its execution as exhibits to a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 12, 2002.

Results of Operations for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001

Selling, general and administrative expense was $53,028 for the quarter ended June 30, 2002, compared to selling, general and administrative expense of $337,329 for the same period last year, a decrease of $248.301 The decrease was primarily due to the restructuring of our operations. As a result of the restructuring, there were no compensation or marketing and advertising costs for the quarter ended June 30, 2002, compared to $234,500 and $38,300, respectively, for the same period last year.

In connection with our restructuring, we negotiated the termination of our lease of the Gaithersburg facility on May 31, 2002 and vacated that facility on that date. At March 31, 2002 we had established a $15,000 reserve for expenses related to the restructuring, including the termination of our Gaithersburg lease. At June 30, 2002, approximately $3,000, representing the write off of the net book value of furniture and fixtures and approximately $5,200 representing the lease termination fee, had been charged to the reserve.

Results of Operations for the six months ended June 30, 2002 compared to the six months ended June 30, 2001

Selling, general and administrative expense was $320,007 for the six months ended June 30, 2002, compared to $995,143 for the same period last year, a decrease of $675,136. The decrease was primarily due to the restructuring of our operations. As a result of the restructuring, compensation costs decreased to $142,800 for the six months ended June 30, 2002, compared to $470,500 for the same period last year. There was no marketing and advertising costs for the six months ended June 30, 2002 compared to $358,400 for the same period last year.

Liquidity and Capital Resources

Our cash balance at June 30, 2002 was $1,024,763. Our net cash used in operations during the six months ended June 30, 2002 was $296,861, which includes $142,800 of non-recurring compensation costs. As described above, during this period we used $270,000 to make an investment in Home Director, received proceeds of $207,776 in connection with the exercise of options to purchase 1,662,206 shares of our common stock and we repaid a note in the amount of $23,303.

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

Forward Looking Statements

Some of the statements in this 10-QSB that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of words such as estimates, projects, anticipates, expects, intends, believes or the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. We caution you that forward-looking statements contained in this 10-QSB are only estimates and predictions. Our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. The risks, uncertainties and assumptions include, but are not limited to, those discussed in this 10-QSB.

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

            (2) Filed as an Exhibit to Netword's Report on Form 8-K filed on April 12, 2002 and incorporated herein by reference.

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

Dated: July 16, 2002

                                   Netword, Inc.
                                   (Registrant)


                                   By: /s/ Murray M. Rubin
                                      --------------------
                                   Name: Murray M. Rubin
                                   Title: Treasurer and Chief Financial Officer
                                   (Principal Financial Officer and Officer Duly Authorized to Sign on behalf of Registrant)