Form 10QSB
period 2002-09-30
NETWORD INC
filed 2002-11-13
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002 - Commission file Number 333-86873

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

Yes |X| No |_|

The number of outstanding shares of the issuer’s common stock, par value $.01 per share, as of November 11, 2002, was 21,010,289.

Transitional Small Business Disclosure Format (check one):

Yes |X| No |_|

NETWORD, INC. INDEX TO FORM 10-QSB September 30, 2002
PART I – FINANCIAL INFORMATION	PAGE

Item 1.	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	1

Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and 2001	2

Consolidated Statements of Operations for the Nine Months Ended September 30, 2002 and 2001	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	4

Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	12

PART II – OTHER INFORMATION	13

SIGNATURE	15

CERTIFICATIONS	16

EXHIBIT 99.1	19

EXHIBIT 99.2	20

NETWORD, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	September 30, 2002 (Unaudited)		December 31, 2001 (Note)

ASSETS
Current assets:
Cash	$ 1,016,354		$ 1,407,151
Investment in and note receivable
— Home Director (Note 2)	284,400		-0	-
Prepaid expenses	3,087		2,329

Total current assets	1,303,841		1,409,480
Property and equipment, net	-0	-	6,069
Intangible asset — Trademark, net	23,700		27,883

	$ 1,327,541		$ 1,443,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liability	$ 4,800		$ 4,800
Convertible note payable	-0	-	23,303
Loans payable	-0	-	33,027
Note payable	32,958		-0	-
Accounts payable	287,436		120,521
Due to shareholders	42,000		52,500

Total current liabilities	367,194		234,151

Long-term liability, net of current portion	22,334		22,334

Note payable	-0	-	31,532

Stockholders’ equity:
Common stock, $.01 par value;
Authorized — 40,000,000 shares
Issued and outstanding — 21,010,289 shares
at 9/30/02 and 19,348,083 shares at
12/31/01	210,103		193,481
Additional paid-in capital	10,397,877		10,206,723
Accumulated deficit	(9,669,967)		(9,244,789)

Total stockholders’ equity	938,013		1,155,415

	$ 1,327,541		$ 1,443,432

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

1

NETWORD, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2002		2001

Sales	$ -0	-	$ 1,338

Selling, general and administrative expenses	164,545		334,949

Operating loss	(164,545)		(333,611)

Other income:
Interest income	18,285		16,183
Write-off of loan payable (Note 5)	33,027		—

Total other income	51,312		16,183

Net loss	$ (113,233)		$ (317,428)

Basic and diluted loss per common share	$ (.01)		$ (.02)

Weighted average number of shares
outstanding	21,010,289		19,348,083

See accompanying notes. 2

NETWORD, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2002	2001

Sales	$ 210	$ 4,620

Selling, general and administrative expenses	484,552	1,330,092

Operating loss	(484,342)	(1,325,472)

Other income:
Interest Income	26,137	71,190
Write-off of loan payable (Note 5)	33,027	—

Total other income	59,164	71,190

Net loss	$ (425,178)	$(1,254,282)

Basic and diluted loss per common share	$ (.02)	$ (.06)

Weighted average number of shares
outstanding	20,827,629	19,348,083

See accompanying notes. 3

NETWORD, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,
2002	2001

Net loss	$ (425,178)	$(1,254,282)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	7,351	34,252
Loss on abandonment of property and equipment	2,901	-0	-
Interest on notes payable	1,426	1,964
Write-off of loan payable	(33,027)	-0	-
Interest on note receivable	(14,400)	-0	-
Loan to employee for moving expense	-0	-	(8,000)
Change in assets and liabilities:
Prepaid expenses	(758)	254,335
Accounts payable	166,915	(137,090)
Due to shareholders	(10,500)	(-0	-)

Net cash used in operating activities	(305,270)	(1,108,821)

Cash used in investing activities:
Investment in and note receivable — Home Director	(270,000)	-0	-

Cash used in investing activities	(270,000)	-0	-

Cash flows from financing activities:
Repayment of note payable	(23,303)	(4,800)
Exercise of stock options	207,776	-0	-

Net cash provided by (used in) financing activities	184,473	(4,800)

Net decrease in cash	(390,797)	(1,113,621)

Cash, beginning of period	1,407,151	2,737,104

Cash, end of period	$ 1,016,354	$ 1,623,483

Supplemental Schedule of Non-Cash Investing and
Financing Activities
Exchange of note payable for
accounts payable	$ -0	-	$ 30,000

See accompanying notes. 4

NETWORD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1 — Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Netword, Inc. (“Netword”) and its wholly-owned subsidiaries, Rabbit Media, Inc. (“Rabbit”) and Webspeak Acquisition Corp. (“Webspeak”), (collectively, the “Company,” “us,” “we,” or “our”). All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002, These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2 — Investment in and Proposed Merger with Home Director, Inc.

        In February 2002, the Company invested $270,000 in Home Director, Inc. (“HDI”), with a view to a possible merger of the two companies. For its investment, the Company received a $270,000 Senior Exchangeable Note (“Note”) and warrants (“Warrants”) to purchase up to 385,714 shares of HDI’s common stock. The Note which bears interest at 8% per annum was exchanged in May, 2002 for HDI’s convertible note due May 8, 2003. The Warrants are exercisable at a price of $0.70 per share, commencing August 6, 2002 and expire on February 5, 2005. The number of shares subject to the Warrants and the exercise price for such shares are adjusted to give effect to a 1-for-10 reverse split of Home Director’s common stock on May 3, 2002.

        Subsequent to the investment in HDI, the Company, HDI and Webspeak entered into an Agreement and Plan of Merger dated as of April 9, 2002, as amended on July 31, 2002 and October 25, 2002 (the “Merger Agreement”), providing for the merger of Webspeak with and into HDI. Pursuant to the terms of the Merger Agreement, upon the merger, the stockholders of HDI will receive shares of Netword common stock in exchange for their shares of HDI stock and HDI will become a wholly-owned subsidiary of Netword. Based upon the formula contained in the Merger Agreement, we estimate that the shares held by our stockholders immediately prior to the merger will represent approximately 15% of our common stock outstanding immediately after the merger. The merger is subject to various conditions set forth in the Merger Agreement. If the merger is completed, the Note and the Warrants held by the Company will be canceled.

        Although Netword will acquire Home Director in the merger, Home Director’s stockholders will hold a majority of the voting interests in Netword upon completion of the merger. Accordingly, for accounting purposes, the acquisition will be a “reverse acquisition,” and Home Director will be the “accounting acquirer.”

Note 3 — Restructuring of Operations

        During the quarter ended March 31, 2002, the Company terminated all of its employees and retained consultants to maintain the Netword System. These actions resulted in a significant reduction of overhead and effectively terminated the Company’s marketing and sales efforts. The Company has offered the Netword System, the Rabbit Media Player and their technologies and related intellectual property for sale. As of November 11, 2002, there were no prospects of a sale of any of these assets and the Netword System was being maintained at a remote site by consultants.

        To further reduce overhead, the Company negotiated the termination of its lease of the Gaithersburg facility on May 31, 2002 and vacated that facility on that date. At March 31, 2002 the Company had established a $15,000 reserve for expenses related to its restructuring, including the termination of its Gaithersburg lease. At September 30, 2002, approximately $3,000, representing the write off of the net book value of furniture and fixtures and approximately $5,200 representing the lease termination fee, had been charged to the reserve. The unused balance of the reserve of approximately $6,800 was reversed in the quarter ended September 30, 2002.

Note 4 — Option Repricing and Exercise of Options

        On January 2, 2002, the Company’s Board of Directors reduced the exercise price of options to purchase 2,173,537 shares of Netword common stock from $0.1666 per share to $0.125 per share, the fair market value of those shares on that date, as represented by their closing price. Thereafter, options to purchase 1,662,206 shares of Netword common stock subject to the repriced options were exercised, including options to purchase 1,526,072 shares exercised by Company’s officers and directors. In connection with the exercise of the options, the Company received $207,776. The price paid for the shares of the Company’s common stock upon exercise of the options approximated the market price of the Company’s common stock at that time; accordingly, no compensation cost was recorded. On February 17, 2002, the remaining repriced options expired unexercised.

Note 5 — Write-off of Loan Payable

        In May 1997, the Company’s predecessor offered its members rights to subscribe to their pro rata share of a $500,000 loan (the “97 Loan”), together with five year warrants exercisable by application of all or a portion of the loan. The 97 Loan was fully subscribed; however, certain subscribers did not fully fund their subscriptions to that loan and, accordingly, did not qualify for exercise of their warrants. $33,027 of partial subscription payments have been deemed canceled as a result of the subscriber defaults and were written off in the quarter ended September 30, 2002.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Third Quarter 2002 Overview

Operations

        During the quarter ended September 30, 2002, we filed a registration statement on Form S-4 under the Securities Act to register the shares of our common stock to be issued pursuant to our Merger Agreement with Home Director, Inc. and we continued discussions with Home Director regarding the completion of the proposed merger (see Relationship with Home Director, below). We continued to maintain the Netword System at a remote site through consultants.

Relationship with Home Director

        In February 2002, we invested $270,000 in Home Director with a view to a possible merger of the two companies. For our investment, we received a one-year secured promissory note in the principal amount of $270,000 and warrants to purchase Home Director common stock. If we complete the merger, the Note and Warrants will be retired and canceled without payment. Home Director is a private company that designs, manufactures, sells and installs integrated home networking solutions that connect home security systems, audio systems, video services, televisions, utilities, PC’s and the Internet. For a further description of Home Director and its business, please refer to the prospectus, dated October 29, 2002, included in our registration statement on Form S-4 (file no. 333-97615). The prospectus is also an information statement to our stockholders and a proxy statement to Home Director’s stockholders.

        Subsequent to our investment in Home Director, in April 2002, we and our newly formed, wholly-owned subsidiary, Webspeak Acquisition Corp., entered into an Agreement and Plan of Merger with Home Director. The merger agreement provides for the merger of Webspeak with and into Home Director. Upon the completion of the merger, Home Director’s stockholders would receive shares of our common stock in exchange for their shares of Home Director stock, Home Director would become a wholly-owned subsidiary of Netword, we would change our name to Home Director, Inc., members of Home Director’s board of directors would become a majority of our board of directors, and we would continue Home Director’s current business as our primary business activity. Based upon the formula contained in the merger agreement, we estimate that the shares of common stock held by our stockholders immediately before the merger would represent approximately 15% of our common stock outstanding immediately after the merger.

        Although Netword will acquire Home Director in the merger, Home Director’s stockholders will hold a majority of the voting interests in Netword upon completion of the merger. Accordingly, for accounting purposes, the acquisition will be a “reverse acquisition,” and Home Director will be the “accounting acquirer.”

        The merger is subject to the various conditions set forth in the merger agreement, including approval by Home Director’s stockholders, completion of a one-for-40 reverse split of our common stock immediately before the merger, our having adjusted cash (net of accrued expenses and liabilities other than those related to our transactions with Home Director) of at least $800,000 at the time of the merger, and registration under the Securities Act of our common stock to be issued in the merger. Effective as of September 27, 2002, we obtained the written consent of holders of a majority of our outstanding stock approving the reverse split, an increase in the number of shares of our common stock available for options under our stock option plan after the reverse split, and other changes to our certificate of incorporation to be effective immediately after the merger with Home Director, including, without limitation, a change of our name to “Home Director, Inc.” and an increase in the number of authorized shares of our preferred stock from 10,000 to 2,000,000 shares. We expect to have sufficient cash on hand to satisfy the cash availability condition. The required registration of our common stock became effective on October 29, 2002. Home Director’s stockholders meeting to approve the merger agreement is scheduled for November 22, 2002. If the merger agreement is approved by Home Director’s stockholders and the other conditions of the merger are satisfied, we would expect the merger to become effective late in November 2002.

        For a discussion of possible consequences of our failure to complete the merger with Home Director, please refer to the section entitled “Risk Factors” contained in the prospectus. Please also refer to the prospectus for a full discussion of the terms of the merger, including various amendments to our certificate of incorporation and bylaws that are to become effective at the time of the merger.

Results of Operations for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001

        Selling, general and administrative expense was $164,545 for the quarter ended September 30, 2002, compared to selling, general and administrative expense of $334,949 for the same period last year, a decrease of $170,404. The decrease was primarily due to the restructuring of our operations. As a result of the restructuring, compensation cost for the quarter ended September 30, 2002 was $42,000, compared to compensation cost of $232,500 for the same period last year. There were no marketing and advertising costs for the quarter ended September 30, 2002, compared to $7,700 for the same period last year.

        In connection with our restructuring, we negotiated the termination of our lease of the Gaithersburg facility on May 31, 2002 and vacated that facility on that date. At March 31, 2002 we had established a $15,000 reserve for expenses related to the restructuring, including the termination of our Gaithersburg lease. At September 30, 2002, approximately $3,000, representing the write off of the net book value of furniture and fixtures and approximately $5,200 representing the lease termination fee, had been charged to the reserve. The balance of approximately $6,800 was reversed in the quarter ended September 30, 2002.

        During the quarter ended September 30, 2002, we wrote off $33,027 of notes payable for uncompleted subscriptions to the 97 Loan which we deemed canceled as a result of subscriber defaults (see Note 5 of the Notes to our Consolidated Financial Statements).

Results of Operations for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

        Selling, general and administrative expense was $484,552 for the nine months ended September 30, 2002, compared to $1,330,092 for the same period last year, a decrease of $845,540. The decrease was primarily due to the restructuring of our operations. As a result of the restructuring, compensation costs decreased to $184,800 for the nine months ended September 30, 2002, compared to $703,000 for the same period last year. There were no marketing and advertising costs for the nine months ended September 30, 2002, compared to $396,100 for the same period last year.

        During the nine months ended September 30, 2002, we wrote off $33,027 of notes payable which we deemed canceled as a result of defaults by subscribers to the 97 Loan.

Liquidity and Capital Resources

        Our cash balance at September 30, 2002 was $1,016,354. Our net cash used in operations during the nine months ended September 30, 2002 was $305,270, which includes $142,800 of non-recurring compensation costs. As described above, during this period we used $270,000 to make an investment in Home Director, received proceeds of $207,776 in connection with the exercise of options to purchase 1,662,206 shares of our common stock and we repaid a note in the amount of $23,303.

        One of the conditions of our merger with Home Director, is that we have adjusted cash (net of accrued expenses and liabilities other than those related to our transactions with Home Director) of at least $800,000 at the time of the merger. Based on our current financial statements and current cash requirements, we expect to have sufficient cash to satisfy this condition of the merger. If we require additional cash to consummate the merger or, if the merger is not accomplished and we require cash for the purpose of acquiring other businesses, we may raise cash through the private sale of our securities. Such sales may include sales to affiliates and others at prices prevailing in the market and could result in substantial dilution to our existing stockholders. There is no assurance that we will be able to obtain any additional cash that may be necessary to consummate the merger or any other acquisition.

        If we consummate the merger with Home Director, we may require additional capital to fund our operations (which would be the operations presently conducted by Home Director). The amount of capital we might require following the merger would depend on a variety of factors not now determinable. Certain information concerning Home Director’s financing is set forth in the prospectus.

        If the merger with Home Director or an acquisition of another business is not consummated, it is unlikely that we will require additional funds during the next 12 months. However, in such event, we will continue to incur additional expenses related to our public status, including accounting and audit fees, SEC filing fees, transfer agent costs and legal fees.

ITEM 3. Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that significantly affect these controls subsequent to the date of their evaluation.

Forward Looking Statements

Some of the statements in this Report on Form 10-QSB that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of words such as estimates, projects, anticipates, expects, intends, believes or the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. We caution you that forward-looking statements contained in this report are only estimates and predictions. Our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. The risks, uncertainties and assumptions include, but are not limited to, those discussed in this report, our most recent report on Form 10-KSB and our registration statement on Form S-4 which became effective on October 29, 2002.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

        Effective as of September 27, 2002, holders of 12,410,305 shares of our outstanding common stock (approximately 59.1%) consented in writing to (1) a one-for-40 reverse split of our common stock to be effected immediately before the merger with Home Director, (2) certain other amendments to our certificate of incorporation and bylaws to be effective immediately after the merger, including, without limitation, a change of our name to “Home Director, Inc.” and an increase in the number of authorized shares of our preferred stock from 10,000 to 2,000,000 shares. and (3) an increase in the number of shares of common stock available for issuance under our stock option plan effective immediately after the merger. An information statement (which also serves as a proxy statement and prospectus for certain purposes), dated October 29, 2002, describing the actions consented to, is included in our registration statement on Form S-4 and was mailed to our stockholders on or about October 31, 2002.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

3.1	Certificate of Incorporation of Netword, Inc. (1)

3.2	Bylaws of Netword, Inc. (1)

4.1	Stock option plan of Netword, Inc. (1)

4.2	Form of award letter for optionees (1)

10.1	Agreement and Plan of Merger, dated as of April 9, 2002, by and among Netword, Inc., Webspeak Acquisition Corp., and Home Director, Inc. (2)

Amendment No. 1 to Agreement and Plan of Merger, dated as of July 31, 2002 (3)

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 25, 2002 (3)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1) Filed as an Exhibit to Netword’s registration statement on Form SB-1 (Commission File No. 333-86873) and incorporated herein by reference.

(2) Filed as an exhibit to Netword’s Report on Form 8-K filed on April 12, 2002 and incorporated herein by reference.

(3) Filed as an exhibit to Netword’s Registration Statement on Form S-4 (file no. 333-97615), effective October 29, 2002, and incorporated herein by reference.

(4) Filed herewith.

b) Reports on Form 8-K:

None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2002

Netword, Inc. (Registrant) By: /s/ Michael L. Wise —————————————— Name: Michael L. Wise Title: President and Chief Executive Officer

By: /s/ Murray M. Rubin —————————————— Name: Murray M. Rubin Title: Treasurer and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to Sign on behalf of Registrant)

CERTIFICATIONS I, Michael L. Wise, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Netword, Inc. (the “Company”).

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Michael L. Wise —————————————— Michael L. Wise President & CEO

I, Murray M. Rubin, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Netword, Inc. (the “Company”).

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Murray M. Rubin —————————————— Murray M. Rubin Treasurer and CFO

