Form 10KSB
period 2002-12-31
HOME DIRECTOR INC
filed 2003-03-31
CIK 715031

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from ___________ to _____________


                        Commission file number 333-86873

                               HOME DIRECTOR, INC.
                 (Name of small business issuer in its charter)

              Delaware                                   52-2143430
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

2525 Collier Canyon Road, Livermore, California               94551
    (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (925) 373-0438

       Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year. $ 10,446,654

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $13,504,734.60*

*As of March 14, 2003. Solely for purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,751,467 as of March 28, 2003

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X___

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed in accordance with Rule 14a-101 of the Exchange Act, are hereby incorporated by reference into Item 5 of Part II and Items 9, 10, 11 and 12 of Part III of this Form 10-KSB.


                                TABLE OF CONTENTS



                                                                                                                         PAGE
PART I
Item 1. Description of Business........................................................................................    4
Item 2. Description of Property........................................................................................   11
Item 3. Legal Proceedings..............................................................................................   11
Item 4. Submission of Matters to a Vote of Security Holders............................................................   11

PART II
Item 5. Market for Common Equity and Related Stockholder Matters   ....................................................   12
Item 6. Management's Discussion and Analysis or Plan of Operation......................................................   13
Item 7. Financial Statements...........................................................................................   20
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................   20

PART III
Item 9.  Directors and Executive Officers of the Registrant  ..........................................................   21
Item 10. Executive Compensation........................................................................................   21
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters................   21
Item 12. Certain Relationships and Related Transactions................................................................   21
Item 13. Exhibits and Reports on Form 8-K..............................................................................   21
Item 14. Controls and Procedures.......................................................................................   25
Signatures ............................................................................................................   27
Certifications ........................................................................................................   28
Consolidated Financial Statements .....................................................................................   F-1

     CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of Home Director, based on information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement.

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond the ability of Home Director to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, Home Director claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Cautionary Statements" beginning on page 16.

     The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

RECENT DEVELOPMENTS

     We are Home Director, Inc. Until December 19, 2002, we were known as Netword, Inc. On that date, we changed our name and acquired all of the stock of Home Director Technologies, Inc. (formerly Home Director, Inc. and referred to in this report as "HDT"). The acquisition was accomplished by the merger of Netword's special purpose subsidiary into HDT (the "Merger"). When we refer to "Netword" in this report, we mean our company as it existed before the Merger. Immediately prior to the Merger, we completed a one-for-40 reverse split of our outstanding common stock. Upon the Merger, the former HDT stockholders (approximately 500 persons) received approximately 3,225,127 shares of our common stock, or approximately 86% of our issued and outstanding stock.

     The business of HDT is now our only business. Unless a specific reference is made to Netword, references in this report to our business before the Merger are references to the business of HDT. Our trading symbol on the OTC Bulletin Board was changed at the time of the Merger from "NTWD" to "HMDR."

HISTORY

     Netword was formed on February 18, 1999 as a Delaware corporation. Thereafter, Netword acquired and developed the Netword System, a patented Internet utility that used "Networds" as Internet Keywords. Netword later commenced development of a custom online digital media player directed at the entertainment and media industries, and formed Rabbit Media, Inc. as a wholly owned subsidiary to complete this development. Netword's operations never generated material revenues and it ceased all marketing activity in February 2002. Prior to the Merger, Netword had sought unsuccessfully to find a buyer for its intellectual property.

     In January 2003, we transferred all of Netword's intellectual property to Rabbit Media, Inc., and subsequently sold all of the stock of Rabbit Media, Inc. to Michael Wise, a director and the former President of Netword. As consideration for the sale, Mr. Wise agreed to (a) indemnify us for future claims related to the Netword intellectual property in the event that such claims are not discharged by Rabbit Media, Inc. and (b) pay us 10% of any consideration that he receives from any sale of the Rabbit Media stock within two years after the date of the agreement.

     HDT was incorporated in Delaware on October 13, 1999 under the name Home Director, Inc. It commenced operations on December 8, 1999, subsequent to acquiring the assets of and assuming certain liabilities of IBM Corporation's Home Director business unit.

     HDT acquired Digital Interiors, Inc. ("DI"), an installer of home networking products, on January 25, 2001 and acquired certain assets from Los Gatos Home Theatre, also an installer of home networking products, on May 14, 2001.

     As a result of the Merger, effective as of December 19, 2002, (1) HDT became our wholly-owned subsidiary, (2) we changed our name from Netword, Inc. to Home Director, Inc. and (3) the business of HDT became our only business. We are now a holding company that conducts operations through our subsidiaries and we maintain our executive offices at 2525 Collier Canyon Road, Livermore, California 94551.

BUSINESS

     We design, manufacture, sell and install home networking solutions that interconnect security systems, audio systems, video services, televisions, utilities, personal computers and the Internet. Our products are marketed primarily for installation as basic infrastructure in new homes. Customers for our home networking systems include some of the largest home builders in the United States, including Centex, KB Homes, Richmond America, DR Horton, Toll Brothers and Arvida. Through our relationships and marketing arrangements with these and other home builders, we have direct access to home buyers that we use to facilitate sales of our products while the buyers are in the process of selecting options for their new homes. Our products have been sold to over 45,000 home owners in the United States and Canada.

     Our home networking solutions are intended to function as the electronic foundation needed to provide linked access to third-party services and technologies, including those that are currently available and those that may be offered in the future. Within a "connected" or "networked" home, our proprietary Network Connection Center interconnects a number of devices, appliances or gateways so they can be centrally controlled. With a properly featured Home Director system, a home owner can listen to downloaded music from speakers throughout the home, play different music in different areas of the home, store photographs, network different computers within the home and perform a variety of other automated functions. We believe that as information technology and resources continue to expand, a home infrastructure which offers central access to information sources located throughout the home will become a standard new-home feature. Based on this expectation, we have targeted the new home construction market and positioned our business to provide a cost-effective and flexible infrastructure option for the mass market.

     Currently, our business is channeled through two distinct marketing programs. Most of our revenues since January 2001 have been generated through sales of networking systems and related products in new home developments in local areas where we participate directly in sales, installation and service activities. Secondarily, we sell our networking products throughout the United States and Canada to distributors primarily for resale to regional integrators and installers who carry out their own installation activities with technical and training assistance from us. In both marketing programs, our products are sold, directly or indirectly, primarily to home builders who include a Home Director home networking solution as an integral and financeable element of the new homes they sell to consumers. We encourage these home builders to use our systems and solutions as a standard feature in their home developments. In the areas where we conduct installation services, we work directly with home buyers and act as a single source supplier to builders, offering assistance ranging from pre-sale design to post-installation support and including pre-packaged and custom options.

     We currently carry on systems installation activities in California and Florida and are expanding an initiative begun through a strategic relationship with Sears, Roebuck & Co. in Tallahassee, Florida. We plan to further expand our systems installation activities into other large new-housing markets, via organic growth and the acquisition of regional home networking integrators.

     Initially, we emphasized research and product development and based our marketing effort on the development of a broad-based distribution system. The acquisition early in 2001 of DI, a California-based home systems installer and integrator, added these functions to our core business.

INDUSTRY OVERVIEW AND MARKET OPPORTUNITY

TARGET MARKET

     The new home construction industry offers the principal market for Home Director's products and services. An average of more than 1.5 million new homes (including residential apartment units) have been built in the United States during each of the past 10 years, and 1.6 million new homes were built in 2001. (Source: United States Bureau of the Census.) Based on our own experience, we believe that only a relatively small number of these new homes were built with electronic networking capabilities but that the percentage of new homes incorporating these capabilities has been increasing.

INDUSTRY EVOLUTION

     The market for solutions that will facilitate the distribution and control of data within the home is relatively new and appears to be in an early stage of evolution. This market appears to be driven by a number of recent trends, including the following:

     o a demand for video, audio and voice capabilities throughout the home rather than in a single location;

     o the growing number of households with multiple personal computers and Internet capabilities;

     o    the rise in the number of people who work from home;

     o the increase in the availability of "last mile" bandwidth, via cable modem, DSL and satellite;

     o    the proliferation of new technology and digital applications;

     o the expectation that devices and technology will perform multiple functions; and

     o the decreasing cost of relatively sophisticated home networking solutions.

CURRENT INDUSTRY LIMITATIONS

     Demand appears to be increasing but has been constrained by the inability of many currently available home networking solutions to adequately address important consumer and home builder needs. The limitations of most available solutions appear to have hindered the development of a mass market.

     Limitations of many competing solutions include:

     o   inadequate or fixed capacity;

     o   confusing technologies that are complicated to manage;

     o   fragmented distribution with inconsistent quality; and

     o   high cost.

     For example, a number of competing home networking solutions require a relatively high degree of technical literacy on the part of the user and are simply inconvenient to use. Some have limited interconnectivity, do not support multiple and diverse mediums and protocols and are subject to obsolescence as available third-party services and technologies evolve. Many employ disparate technologies from different manufacturers which are costly to integrate and require the builder and consumer to deal with different sources for sales, installation and service.

OUR SOLUTION

     By contrast, we offer scaleable and upgradeable technology, established distribution channels, and single-source professional sales and service. We address prospective obsolescence by providing an infrastructure that handles multiple mediums, is scaleable and can be upgraded. Our home networking solutions can be controlled centrally from inside the home or remotely from web-access devices. We offer a full range of support from pre-sale design and installation to post-installation service, at a cost-effective price. To meet a broad range of demand from entry level to custom homes, we employ standardized base packages or modules with a menu of functional add-ons or upgrades to provide a range of performance capabilities responsive to the individual consumer's taste.

     Our home networking solutions enable shared high-speed Internet access, linked computer peripherals, centrally controlled home security systems, distributed entertainment content and other services and capabilities. These solutions allow home owners to access information and entertainment in any room in the home and centrally control their security, energy and lighting. We couple our networking hardware with scaleable and upgradeable proprietary software that delivers functionality and an intuitive "plug and play" user interface. Devices connected into our system can be controlled through television sets in the home or remotely by web-access devices.

OUR PRODUCTS AND SERVICES

     Our home networking solution consists of proprietary hardware and highly functional software. This solution is based on our proprietary communications infrastructure, called the Network Connection Center, which has received awards from the National Association of Home Builders, Popular Science Magazine and the Home Automation and Networking Association. The Network Connection Center connects and coordinates all of the networked applications and devices within the home. The infrastructure can be scaled to high or low capacity levels in accordance with specific builder or consumer requirements and can support multiple applications to allow for the integration of "best of breed" technologies. With the Network Connection Center, we offer a menu of hardware and software add-ons and upgrades which determine the scope and capacity of each individual system. For example, we recently announced the availability of AudioZone, a distributed home audio solution that allows homeowners to distribute music over CAT5 network wiring; and, WebPoint, a suite of wired and wireless computer networking and broadband Internet sharing products. The cost of a system varies depending on the size of the home and the number of selected features. Typically, the price of a complete, installed home networking solution ranges from $1,500 to $4,000. Systems that we sell through project specific arrangements with home builders include full-service installation.

PACKAGES

     Our installed systems are currently offered to home builders in four distinct "packages". In planning a new-home development, a participating builder selects and purchases the package that affords the performance capabilities it believes will best suit the kind and style of homes it plans to build. Every package incorporates our proprietary Network Connection Center. All packages include high performance cables which replace traditional telephone and television wiring. Outlets are installed throughout the home in appropriate configurations to accommodate specific technologies and services to be connected and integrated. The four packages now offered are as follows:

   o  Starter Package - appropriate for smaller homes and multi-dwelling units.

   o  Basic Package - includes video amplification capabilities.

   o Personal Package - features additional locations to accommodate automation and security accessories and has premium video amplification and distribution capabilities.

   o Signature Package - features additional locations for routers, cable modems, DSL modems, security circuit boards and other accessories.

     We offer advanced options to enhance our packages, including:

   o Home Server - a residential gateway that acts as a "nerve center" within the Network Connection Center. This is a hardware platform on which our ControlPoint software is run; it manages and controls communications, linking the primary networking infrastructure with sub-networks throughout the home.

   o ControlPoint Software - our proprietary software, that enables the home owner to access the home networking systems via installed control panels or remote web-enabled devices. This software is designed to accommodate its incorporation into third-party residential gateways, set-top boxes, appliances, gaming consoles and consumer electronics.

APPLICATION MODULES

     We currently offer the following four modules that are sold separately as enhancements to add functionality and features to its packages and can be purchased with any package:

   o Home Office and Communications - accommodating up to 16 separate telephone and fax lines in up to 32 locations in the home, allowing everyone in the home to share a single Internet service connection simultaneously and files and software on multiple computers.

   o Entertainment - permits reception of built-in surround sound and multi-room music, whole-home video distribution, audio and video equipment networking and control, including digital photography, and satellite television equipment and subscriptions. The video distribution features allow all connected televisions to display content from shared antennae (broadcast and HDTV), cable and satellite services and allow internal distribution of DVD, VCR and security camera content.

   o Safety/Security - allows integration of security systems, including fire detection, break-in detection and police and fire station notification, as well as in-house security video camera monitoring.

   o Home Management - incorporates the home server and ControlPoint Software, facilitating on-site and remote control of heating, cooling, audio and video systems, appliances and lighting.

SALES AND MARKETING STRATEGY

     We currently target our products and services primarily to the new home market. Our systems involve in-wall construction activities and are therefore inherently more expensive and inconvenient to install in existing residences than in new homes under construction. To reach the new-home market, we concentrate our marketing efforts on creating and enhancing relationships with home builders and developers who have direct access to purchasers of new homes at the very time when they are making decisions regarding the design, function and financing of their new homes.

     Our "Intelligent Home Marketing Program" standardizes and streamlines its approach to sales, design, installation and customer support for our networking solutions. Using each participating builder's blueprints for a home development project, we recommend the most appropriate standard packages and application modules for potential buyers and identify standard locations for voice, video, data, security and home management features consistent with the overall designs contemplated by the blueprints. We display our products and systems in the builder's showroom or model, where a sales representative is available to consult with each home buyer at the same time the buyer is selecting other home options, such as cabinets, carpeting and tile.

HOME BUILDERS

     We currently have joint marketing relationships with home builders in California and Florida and, subject to demand and the availability of capital, plan to establish similar relationships with builders in new geographic areas by way of organic growth and strategic acquisitions of regional home networking integrators. In our existing relationships, we try to obtain the builder's commitment to purchase and include a home networking package in all of the housing units within a new-home development. With this commitment, we are assured of a revenue stream from each home sale in the development, based on the package selected by the builder, and further revenue from sales of add-ons, upgrades and application modules selected by individual home buyers.

     Our home networking solutions are flexible enough to accommodate builders' requirements for virtually all levels of housing units, including production, semi-custom and custom homes. Builders of production and semi-custom homes provide high-volume deployment of our networking infrastructure and products and services. Builders of custom homes provide early deployment of new technology in high-end home solutions and tend to yield useful feedback for future product and service offerings.

     We believe that we will be able to maintain and increase our alliances with builders for a number of reasons, including the following:

   o Turnkey Solution - We provide a single-source, turnkey home networking solution; we handle everything from pre-sale design to post-installation support and spare the builder the need to contract separately for these functions.

   o Competitive Advantage - We afford our allied builders and developers a differentiated and technically-advanced product that distinguishes their business from their competitors.

   o Increased Revenues - Builders and developers generate additional revenue from sales of our products. They buy our systems and include them in the total cost of the homes they sell.

DISTRIBUTORS

     We also sell our products to distributors in the U.S and Canada who stock our line of home network hardware and software products and sell them primarily to regional installers and integrators or home builders. To support this business, we provide our distributors and their customers with technical assistance and training.

STRATEGIC ALLIANCES

     In 2001, Sears, Roebuck and Co. launched the Sears Connected Home initiative. This is an integrated home networking solution, which includes our home networking solutions and systems installation, that was originally offered to new home builders in Tallahassee, Florida. On February 24, 2003, Sears announced its intention to expand the program, which exclusively uses our home networking solutions, nationwide.

HOUSING INDUSTRY RISKS

     The housing industry is cyclical and seasonal, and we expect that our revenues from new residential installations will be affected by the factors that affect the housing industry, both generally and in the specific areas where we conduct systems installation activities. These factors include:

   o  changes in economic conditions, interest rates and employment levels;

   o  consumer confidence and income;

   o  the availability and cost of mortgage financing; and

   o  demand for housing.

     The housing market is subject to various risks, including overbuilding, delays in construction schedules, changes in government regulations, increases in interest rates and energy costs and increases in real estate taxes and other local government fees. The home building industry has, from time to time, experienced fluctuating lumber prices and supply, limited availability of suitable land and construction funds as well as serious shortages of labor and materials. Our business could be adversely affected by these factors or by other factors, such as adverse weather conditions and natural disasters, including hurricanes, tornadoes, droughts, floods and brushfires, which delay or prevent home building activities.

MANUFACTURING

     Our employees design and assemble the hardware and software components of our Network Connection Centers at our Durham, North Carolina facility. These components are manufactured to our proprietary specifications by several third party suppliers in the United States and abroad. We are not currently dependent upon any single manufacturer and we believe that alternative manufacturing sources would be readily available without material delay in the event of the interruption of supplies from any of our current sources.

INTELLECTUAL PROPERTY

     We own or have rights to use proprietary technology that we believe affords us a current competitive advantage. This technology is not, however, fully protected from infringement by competitors or from their introduction of non-infringing technologies. We have filed and intend to continue to file patent applications on various technologies in the United States and we have obtained two patents. Nevertheless, we may not be able to obtain additional patents, and our existing patents or any additional patents we obtain could subsequently be invalidated for any of a variety of reasons. Even with patented technology, existing United States laws afford only limited intellectual property protection. Furthermore, the enforcement and defense of patents can be extremely costly and divert management and other resources from productive activity. Therefore, we also rely on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. Even these steps, however, may not be adequate to deter misappropriation, and our proprietary position remains subject to the risk that our competitors will independently develop non-infringing technologies that are substantially equivalent or superior to our technologies.

     Even to the extent we obtain patent protection, we remain subject to the risk that third parties will assert infringement claims against us. Such claims could result in costly litigation or require us to redesign infringing products or obtain a license to use the intellectual property of third parties. Such licenses might not be available on reasonable terms or at all. Any infringement claims resolved against us could adversely affect our ability to continue in our business.

COMPETITION

     The market for home technology products in which we operate, although at an early stage of development, is highly competitive and subject to rapid technological and other changes. We expect this competition to increase and to exert downward pressure on our margins and our ability to maintain or increase our market share. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources and significantly greater name and brand recognition than we have. Many of them also have well-established relationships with current and potential distributors of our products. All or any of these factors may limit or prevent any further development of our business and our ability to achieve profitability.

     We believe that in order to remain competitive, we will need to respond to frequent and rapid changes in technology and industry standards affecting the market for our products. For a variety of reasons, including lack of financial, technological and proprietary resources, we may fail to recognize or be unable to respond to these changes in a timely or cost-effective manner. We may also encounter capabilities or technologies developed by others that render our products obsolete or not competitive.

     Our competitors are rapidly changing. They currently include manufacturers of competitive products and local systems integrators who piece together and install products and services from disparate hardware, software and residential gateway providers. Other competitors are businesses that offer various aspects of home networking using a home's existing electrical wiring (called Powerline) or wireless home networking for data connectivity.

     In the area of hardware manufacturing, our major competitors include OnQ Technologies, Inc., USTec and LifeStyle Innovations, Inc., all of which manufacture structured wiring systems and related hardware and software components.

REGULATION

     The home construction industry with which we are closely allied is subject to various local, state and federal laws and regulations concerning zoning, resource protection (protection of wetlands, woodlands and hillside areas), building design, construction and similar matters. Sales of our products may be adversely affected by periodic delays in homebuilding projects for a variety of regulatory reasons, including factors relating to local and regional environmental and infrastructure conditions and tax and assessment issues which may delay or halt construction or increase the costs of home development and decrease potential sales of our products.

     Our business, products and services may become subject to governmental regulation in connection with the receipt, control and transmission of voice, video and Internet signals provided by our products. The risks to our business include, but are not limited to, adoption of laws and regulations, such as the Security Systems Standards and Certification Act and the Digital Millennium Copyright Act, which may require changes in our products or services that are not technologically feasible, may render our products and services obsolete or may require us to incur costs of compliance that we cannot finance or recover in the prices of our products and services.

RESEARCH AND DEVELOPMENT

     Our expenses related to research and development activities were approximately $714,804 in 2002 and $6,087,067 in 2001. Our cost reduction measures (discussed in Item 6, Management's Discussion and Analysis or Plan of Operation) contributed to this decrease.

EMPLOYEES

     As of February 28, 2003, we had 74 full-time employees, 58 of which are located in California. Of our total workforce, three (3) employees are engaged in research and development activities and 30 are engaged in business development, finance and administration. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     On August 1, 2002, we relocated our corporate headquarters in California from San Jose to Livermore by entering into a sublease for a new facility that has a term expiring in 2008. The Livermore facility has 11,470 square feet and will also be used as our northern California service center and for general warehouse storage. We also maintain a product development and manufacturing facility in Durham, North Carolina under a lease that expires in 2004. The average monthly lease payments for the Livermore and Durham facilities are $14,390 and $20,675, respectively. We believe that the facilities we currently lease are sufficient for use by our business for approximately the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

     On June 18, 2001, Point West Ventures, LP, filed a complaint against HDT in the New York State Supreme Court, County of New York, alleging misrepresentation in connection with HDT's sale of Series B Convertible Preferred Stock to Point West and seeking rescission of Point West's $500,000 investment. Point West is currently in receivership and, although the receiver may elect to pursue this action at a later date, the proceedings have been stayed.

     We are involved from time to time in other legal proceedings in the ordinary course of our business. None of such proceedings that is currently pending is believed to be material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 19, 2002, we acquired all of the stock of HDT in the Merger. The Merger was approved by the former HDT stockholders (approximately 500 persons) at a special meeting of HDT's stockholders held on December 17, 2002. Approval of the Merger at the special meeting required approval by the holders of at least a majority of the shares of (1) each class of HDT's convertible preferred stock (voting as a separate class) and (2) HDT's capital stock (voting together as a single class).

     At the special meeting (1) holders of HDT's Common Stock cast 713,603 votes in favor of the Merger and 28,414 votes against the Merger, (2) holders of HDT's Series A Convertible Preferred Stock cast 3,166,666 votes in favor of the Merger and no votes against the Merger, (3) holders of HDT's Series B Convertible Preferred Stock cast 2,759,374 votes in favor of the Merger and 66,700 votes against the Merger, and (4) holders of HDT's Series C Convertible Preferred Stock cast 1,000,000 votes in favor of the Merger and no votes against the Merger.

     Pursuant to the terms of the Merger, our board of directors was increased from two to seven members and the directors of HDT were elected to fill the resulting vacancies. The expanded board of directors then designated the officers of HDT as our officers.

                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is quoted on the Nasdaq over-the-counter bulletin board under the symbol HMDR. Prior to the Merger, Netword's common stock was quoted on the Nasdaq over-the-counter bulletin board under the symbol "NTWD".

         The following approximate high and low bid information for the common stock is as reported by Pink Sheets LLC (formerly known as the National Quotation Bureau). The prices stated represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions. Except for the high price in the fourth quarter of 2002, the prices below do not reflect the effects of the one-for-40 reverse split of our common stock which became effective immediately before the Merger, on December 19, 2002.

         As of March 25, 2003, there were approximately 750 holders of record of our common stock.

                                                 Price
                                                 -----
                                         High              Low
                                         ----              ---
           2000
              First quarter             $4.25            $1.50
              Second quarter             3.13             0.75
              Third quarter              1.47             0.44
              Fourth quarter             0.44             0.26

           2001
              First quarter              0.31             0.22
              Second quarter             0.30             0.12
              Third quarter              0.20             0.13
              Fourth quarter             0.20             0.11

           2002
              First quarter              0.15             0.07
              Second quarter             0.13             0.07
              Third quarter              0.09             0.04
              Fourth quarter             6.50*            0.04

           * Reflects the one-for-forty reverse split of our common stock which was completed immediately before the Merger, on December 19, 2002.

DIVIDENDS

         We have not paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. The holders of our common stock are entitled to dividends when and if declared by our board of directors from legally available funds.

EQUITY COMPENSATION PLANS

         The information required under this item related to equity compensation plans is incorporated herein by reference to the proxy statement for our 2003 annual meeting of stockholders.

UNREGISTERED SALES OF SECURITIES

         From May through October 2002, HDT sold approximately $8.9 million principal amount of its 8% secured convertible notes due 2003 in a private offering to accredited investors that was exempt from registration pursuant to Regulation D under the Securities Act. HDT paid Spencer Trask Ventures, Inc., its placement agent in the offering, cash compensation of $738,974, plus $213,550 as reimbursement for non-accountable expenses. The notes sold in this offering were automatically converted into shares of HDT's common stock immediately before the Merger and were exchanged for shares of our common stock in the Merger. All shares of our common stock that were issued in the Merger were registered under the Securities Act pursuant to Netword's registration statement on Form S-4, which was declared effective on October 29, 2002.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. SOME OF THE STATEMENTS IN THIS SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. YOU ARE CAUTIONED THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS SECTION ARE ESTIMATES AND PREDICTIONS, AND THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS, UNCERTAINTIES OR ACTUAL EVENTS DIFFERING FROM THE ASSUMPTIONS UNDERLYING THESE STATEMENTS.

OVERVIEW

         We were incorporated as Netword, Inc. on February 18, 1999. Prior to the Merger, our activities related primarily to the Netword System, a patented Internet utility that offers an easy way to reach any Internet destination. Operation of the Netword System never generated material revenues, and in January 2002, Netword terminated all of its employees, ceased its marketing and sales efforts, and began to focus efforts on the possible acquisition of another business.

         On December 19, 2002, we acquired all of the stock of HDT through the Merger (see description in Part I, Item 1, "Description of Business"). In accordance with the terms of the Merger and after giving effect to the one-for-40 reverse split of our common stock, the shares of common stock of HDT (including shares issuable on conversion of outstanding preferred stock) were exchanged for shares of our common stock at the rate of approximately 36.3 shares of HDT common stock for each share of our common stock. Since, as a result of the Merger, the former stockholders of HDT acquired a majority of the voting interests in Home Director, the Merger is accounted for as a reverse acquisition, with HDT treated as the acquirer for accounting purposes. The pre-Merger financial statements of HDT are treated as the historical financial statements of the combined companies. At the time of the Merger, Netword had no continuing operations. Its historical results would not be meaningful if combined with the historical results of HDT. The Merger is accounted for as the issuance of common stock by HDT for the net monetary assets of Netword, accompanied by a recapitalization to reflect the legally issued and outstanding shares of Home Director after the Merger.

         As a result of the Merger, the business of HDT is now our only business.

         Our revenues consist primarily of revenues from the sale of home networking hardware and services.

         Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of December 31, 2002, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

         General and administrative expenses consist primarily of expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

         In 2002, HDT raised approximately $8.9 million through the private sale of convertible notes and used a portion of the proceeds to satisfy approximately $7.0 million in debt in a restructuring whereby HDT paid its creditors approximately $2.5 million. The notes automatically converted into shares of HDT common stock immediately before the Merger and were then exchanged for shares of our common stock in the Merger.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies, which have been discussed by senior management and our audit committee, have significant effect in the preparation of our consolidated financial statements.

         REVENUE RECOGNITION. We generally recognize product revenue upon its shipment. We also recognize revenue using the percentage of completion method on installation projects, primarily by comparing contractual billing milestones with total contract value. Accounting for revenue from services, payment of upfront fees, and achievement of contract-specific milestones involves management making assessments of business conditions and estimates regarding timing and cost of work associated with the revenue. Over time, these estimates may be adjusted based on then-current circumstances, resulting in adjustment to revenues. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are identified.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are unsecured and we maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent or others when information known to us indicates amounts may be uncollectable; in order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit-worthiness, changes in customer payment patterns and any correspondence with the customer. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods.

         INVENTORY. We present inventory value at the lower of cost or market and net of valuation allowances for excess and obsolete units. Establishing this reserve requires estimates of sales volumes and pricing. To the extent that we are not able to correctly anticipate these trends, additional reserves may be required in future periods.

         INTANGIBLE ASSETS AND GOODWILL. Intangible assets include costs in excess of net assets acquired ("goodwill") and other purchased intangibles. The carrying amounts of goodwill and intangibles are reviewed annually under new accounting standards and if facts and circumstances suggest they may be impaired. If this review indicates that goodwill and intangibles will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired, the carrying amount of the goodwill and other intangibles are reduced to their estimated fair value. This requires us to estimate such factors as future sales volumes and costs of business produced by these intangibles. To the extent that we are not able to correctly anticipate these trends, additional adjustments to estimated fair value may be required in future periods.

         VALUATION OF WARRANTS AND OTHER EQUITY INSTRUMENTS. We have entered, and may continue to enter, into transactions whereby we grant warrants to purchase stock to non-employees or issue convertible debt instruments whose terms include beneficial conversion features. These transactions sometimes require us to determine the fair value of non-exchange traded instruments. The development of these fair values requires significant judgment and estimates by management. We disclose the principal assumptions used in determining these fair values in our financial statements and we believe these assumptions are reasonable. However, the use of different valuation models, or differing assumptions from ours, could cause materially different values to be assigned these instruments and could have a significant impact, positive or negative, on our reported results of operations.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2002 AND 2001

         Total revenues consisted of revenues from the sale of home networking hardware and services. Revenues were $10.4 million in 2002, compared to $13.2 million in 2001, a decrease of 21%. This decrease is due primarily to inventory shortages stemming from cash constraints that affected our relations with certain key vendors during the first half of 2002 and our inability to recapture or replace new home building projects and hardware business in the second half of the year. We believe the proceeds from the sale of HDT's convertible notes and the completion of its debt restructuring (see "Overview" on page 13) have largely relieved the cash constraints. We expect revenues to increase as additional agreements are signed or existing agreements are expanded. For example, we announced on January 28, 2003 new contracts to provide networking solutions to SummerHill Homes and Richmond American Homes, and on February 24, 2003, Sears announced its intention to expand its Connected Home initiative, which exclusively uses our home networking solutions, nationwide. Furthermore, we plan to expand our business into new geographic areas by way of one or more strategic acquisitions of local or regional home networking integrators. There can be no guarantee, however, that our revenues will increase as a result of the above mentioned contracts or any future strategic acquisitions.

         Total expenses in all categories decreased substantially in 2002 compared to 2001, and we believe that adherence to cost reduction measures that began in 2001 will continue to have a favorable impact on comparative expenses in future periods. However, from time-to-time we may incur additional professional fees as we attempt to expand our business into new geographic areas, especially by way of one or more strategic acquisitions. For 2002 compared to 2001, cost of revenues decreased by approximately $1.8 million (or 20%) which was primarily attributable to decreased revenues. For 2002, general and administrative expenses decreased by approximately $2.2 million (or 41%), sales and marketing expenses decreased by approximately $3.5 million (or 60%) and research and development expenses decreased by approximately $5.4 million (or 88%). Cost reduction measures which contributed to these decreases included a reduction in headcount, a reduction in spending on new product development, a reduction in marketing and promotional expenses and a change in sales strategy for our products.

         Interest expense for 2002 was adversely affected by certain expenses related to HDT's debt financing. The charges include interest accrued on HDT's convertible notes, which were paid to investors by the issuance of shares of HDT's common stock immediately prior to the Merger, and amortization of costs of the offering of the notes, which raised essential capital. All of the convertible notes were automatically converted into HDT common stock immediately prior to the Merger. Although management views the underlying economic basis of issuance of convertible debt as a sale of HDT common stock, generally accepted accounting principles require the third-party costs associated with the convertible notes to be treated as fees paid for obtaining debt financing which are then amortized over the expected term of the financing, which was from the date of the issuance of the convertible notes through the anticipated closing date of the Merger. We do not believe we will incur material interest expenses in 2003.

         We recognized a $4.5 million extraordinary gain from the extinguishment of certain liabilities in 2002 as a result of the debt restructuring (See "Overview" on page 13). There were no extraordinary gains or losses in 2001.

         Our net loss in 2002 was approximately $2.0 million, as compared to a net loss of approximately $30.4 million in 2001. The substantial improvement was primarily attributable to the items discussed above, the elimination of goodwill amortization as a result of a required change in accounting principle and the non-recurrence of various restructuring charges incurred in 2001.

         YEARS ENDED DECEMBER 31, 2001 AND 2000

         As a result of cost reduction measures tied to a more disciplined marketing plan, we reduced our total general and administrative, sales and marketing, and research and development expenses by 45%, or $13.8 million, in 2001 as compared to 2000, and effected a 65% reduction in our employee headcount, from 267 to 94 (as of December 31, 2001), which was effected by the restructuring activities commenced in 2001 and attrition.

         For fiscal 2001, revenues increased by 144% to $13.2 million from $5.4 million for fiscal 2000. This increase was primarily attributable to the acquisition of DI in January 2001. Cost of revenues for fiscal 2001 increased by 126% to $8.8 million from $3.9 million in 2000. This increase was primarily due to the higher sales volume resulting from the acquisition of DI. General and administrative expenses decreased by 31% from $7.8 million in 2000 to $5.4 million in 2001. This decrease was due to the reduction in general and administrative headcount as well as the implementation of cost control measures. Sales and marketing expenses decreased by 59% from $13.9 million in 2000 to $5.8 million in 2001. This decrease was primarily due to the change in our sales strategy for our products from a direct employee sales model to an indirect distributor and manufacturers representative sales model. In this connection, we reduced our marketing and promotional expenses and eliminated expensive product launches. Research and development expenses decreased by 35% from $9.4 million in 2000 to $6.1 million in 2001. This decrease was due to greater emphasis on new home installations, the establishment of relationships with innovative technology suppliers and reduced spending on new product development. During 2001, we also recorded a non-cash impairment charge of $8.6 million to write-down the value of certain long-lived assets, goodwill and intangibles. We also recorded a restructuring provision of $4.7 million, including $3.9 million of severance costs related to 164 terminated employees.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, HDT has financed its operations primarily through the sale of equity securities. As of December 31, 2002, we had cash, cash equivalents, investments and interest receivable totaling $2.6 million.

         Net cash used in operating activities was $5.1 million for 2002 and $12.6 million for 2001. In all periods, net cash used in operating activities was primarily due to funding of net operating losses.

         Net cash provided by investing activities was $0.9 million in 2002 and net cash used in investing activities was $3.5 million in 2001. Cash was used during these periods to purchase investments and property and equipment.

         Net cash provided by financing activities during 2002 was $6.2 million, primarily from proceeds from the issuance of convertible notes which were converted into shares of HDT common stock immediately before the Merger. Net cash used in financing activities during 2001 was $0.1 million, primarily as a result of repayment of capital lease obligations.

         We believe that the available cash resources and funds generated from operations will be sufficient to finance our operations and capital requirements for at least the next twelve months. The achievement of our fiscal 2003 business plan is critical to maintaining adequate liquidity. Furthermore, we may need to raise additional capital to fund expansion of our business into new geographic areas, including by way of one or more strategic acquisitions. To the extent feasible, we may pay for such acquisitions through the issuance of shares of our common stock or other equity or debt securities. We expect to seek additional capital, when needed, through sales of additional equity or debt securities and/or loans from banks; there can be no assurance that capital will be available from such sources on acceptable terms, or at all.

                              CAUTIONARY STATEMENTS

         AN INVESTMENT IN OUR COMMON STOCK IS RISKY. PROSPECTIVE PURCHASERS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, AS WELL AS THE OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT WOULD HARM OUR BUSINESS. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY SEE AS IMMATERIAL, MAY ALSO HARM OUR BUSINESS.

OUR COMMON STOCK IS THINLY TRADED, AND THE PUBLIC MARKET MAY PROVIDE LITTLE OR NO LIQUIDITY FOR HOLDERS OF OUR COMMON STOCK.

         There is currently a limited volume of trading in our common stock. Holders of our common stock may find it difficult to find buyers for their shares at prices quoted in the market or at all.

LIQUIDITY ON THE OTC BULLETIN BOARD IS LIMITED AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

         Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or SmallCap Market). Although we have submitted an application for a listing of our common stock on the American Stock Exchange, we currently do not satisfy its initial listing requirements, and there is uncertainty that we will be accepted for a listing on the American Stock Exchange or another securities exchange.

THE NASD HAS ANNOUNCED THAT, SUBJECT TO SEC APPROVAL, ITS OVER-THE-COUNTER BULLETIN BOARD WILL BE REPLACED BY A NEW AUTOMATED QUOTATION SYSTEM IN 2003; UNLESS OUR COMMON STOCK IS ACCEPTED FOR QUOTATION ON THIS NEW SYSTEM (OR A STOCK EXCHANGE OR ANOTHER AUTOMATED QUOTATION SYSTEM) WITHIN SIX MONTHS AFTER THE NEW SYSTEM IS INTRODUCED, QUOTATIONS IN OUR COMMON STOCK WILL BE AVAILABLE ONLY IN THE "PINK SHEETS."

         The Nasdaq stock market has announced plans to establish a new automated quotation system during 2003. The new system, to be called the bulletin board exchange, is intended to replace the over-the-counter bulletin board, where our common stock is currently quoted and which will be discontinued six months after the new system is introduced. Listing requirements for the new system are expected to be less onerous than those of the American Stock Exchange (e.g., they are not expected to impose a minimum market price) but more restrictive than those of the over-the-counter bulletin board. If we should fail to satisfy the listing requirements for the new bulletin board exchange or another automated quotation system or exchange (such as the American Stock Exchange) within the six month period, public quotation of our common stock would be available, if at all, only through the more limited facilities of the over-the-counter "pink sheets." Any reduction in the availability of quotations would likely further limit the liquidity of the market in our common stock and make it more difficult for our stockholders to dispose of their shares.

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

         Volatility in the market could cause our stockholders to incur substantial losses. An active public market for our common stock may not be sustained and the market price of our common stock may become highly volatile. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

  o  changes in market valuations of similar companies;

  o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

  o  regulatory developments;

  o  additions or departures of key personnel;

  o deviations in our results of operations from the estimates of securities analysts; and

  o  future issuances of our common stock or other securities.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY NEVER BE PROFITABLE.

         We experienced net losses of approximately $31.7 million and $30.4 million for the years ended December 31, 2000 and 2001 and a loss before extraordinary gain of approximately $6.5 million for the year ended December 31, 2002. There can be no assurance that we will ever be profitable.

OUR ACTIVITIES MAY REQUIRE ADDITIONAL FINANCING, WHICH MAY NOT BE OBTAINABLE.

         We intend to increase our operating and capital expenses to expand our sales, marketing and product development efforts. The achievement of our fiscal 2003 business plan is critical to maintaining adequate liquidity. Furthermore, we may need to raise additional capital to fund expansion of our business into new geographic areas, including by way of one or more strategic acquisitions. We expect to seek such capital through sales of additional equity or debt securities and/or loans from banks, but there can be no assurance that such funds will be available on acceptable terms, if at all.

IMPROVEMENT IN OUR BUSINESS DEPENDS ON OUR ABILITY TO INCREASE CONSUMER DEMAND FOR OUR PRODUCTS AND SERVICES AND HOME BUILDER PARTICIPATION IN OUR MARKETING PROGRAM.

         Unless and until otherwise motivated by consumer demand, additional home builders may be unwilling to introduce or bear the costs of offering our systems to new home purchasers. Adverse events or economic or other conditions affecting markets for new homes, potential delays in product development, product and service flaws, changes in technology and the availability of competitive products are among a number of factors that could limit consumer demand for our products and services.

WE CAN NO LONGER USE THE IBM NAME, AND IBM MAY COMPETE WITH US.

         Although HDT was initially permitted to use the IBM name and brand in connection with certain software and technology it acquired from IBM in 1999, its rights to do so expired in December 2000. The marketplace may to some extent continue to associate our products with IBM, but IBM itself retains a license to certain of the software and technology and to improvements developed by us. IBM is free to compete with us, directly or through licensees. Such competition could significantly undermine our business.

IF OUR NAME DOES NOT ACHIEVE AND MAINTAIN BROAD MARKET RECOGNITION, WE MAY FAIL TO MAINTAIN OR INCREASE OUR MARKET SHARE.

         We believe that brand recognition is important to our marketing efforts and we have spent substantial amounts to promote our name. These efforts and expenditures may not have achieved their objective or, even if our brand becomes more generally known, may not result in a recovery of advertising and promotional expenses or in any significant market penetration or increase in revenues.

WE ARE DEPENDENT ON OUR RELATIONSHIPS WITH A LIMITED NUMBER OF HOME BUILDERS IN LIMITED GEOGRAPHICAL AREAS FOR A MATERIAL PORTION OF OUR REVENUES.

         Our home networking systems installation business accounted for approximately 58% of our total revenues in 2002, and six home builders accounted for most of these sales. Our penetration of the new home market represents a small percentage of all new homes constructed by these builders. Loss or reduction of demand or increased pricing pressure from any of these builders could adversely affect our revenues and our ability to achieve profitability.

WE DEPEND ON A SINGLE DISTRIBUTOR FOR MOST OF OUR NETWORKING PRODUCT SALES.

         A single distributor has historically been responsible for the majority of our networking product sales (as distinguished from sales to home builders in its systems installation business). While we intend to expand our distribution network, there can be no assurance that we will be able to do so. Our primary distributor could at any time terminate or reduce its distribution of our networking products or demand changes in its business relationship with us. Any such changes could adversely affect sales of our networking products and the related margins.

OUR BUSINESS IS TIED TO THE NEW HOUSING MARKET, WHICH IS INHERENTLY CYCLICAL, SEASONAL AND SUBJECT TO CONTINUING UNCERTAINTIES.

         Our business is directly related to the level of housing starts, especially in those areas where we operate our systems installation business. The housing industry is cyclical, and our revenues from new residential installations will be affected by factors that affect the housing industry, both generally and in the limited areas where we operate our systems installation business. The home building market is also seasonal in many areas of the United States. As a result of all or any of these factors, revenues and operating results may fluctuate from period to period.

OUR PRODUCTS MAY BE PERCEIVED AS LUXURY ITEMS, AND OUR SALES MAY BE PARTICULARLY SENSITIVE TO DOWNTURNS IN ECONOMIC CONDITIONS.

         Since our products may be perceived as luxury or non-essential items, our sales may be particularly sensitive to a decline in general economic conditions or local or regional downturns in the areas where we operate our systems installation business. Reductions of or delays in discretionary spending by consumers would adversely affect our revenues and operating results.

OUR SYSTEMS INSTALLATION BUSINESS IS GEOGRAPHICALLY CONCENTRATED AND MAY BE DIFFICULT TO EXPAND INTO OTHER AREAS.

         Our systems installation business is concentrated in several metropolitan areas and surrounding suburbs in the two states in which we currently operate. Accordingly, the performance of our business may be adversely affected by regional or local economic conditions in these areas in addition to broader economic conditions. Our planned expansion into other areas will require us to invest in additional resources and personnel and achieve a significant volume of installations in these other areas to support the additional investment. Any expansion into new markets may not be successful, and failure of such an expansion may adversely affect our operating results.

OUR NETWORKING HARDWARE AND SOFTWARE PRODUCTS MAY, FROM TIME TO TIME, SUFFER FROM DESIGN OR MANUFACTURING DEFECTS WHICH COULD ADVERSELY AFFECT OUR REPUTATION AND BUSINESS.

         Our networking products are complex. Errors by us or our suppliers could result in software, design or manufacturing defects that could be difficult to detect and correct. Any such defects at this early stage in our business could adversely impact market interest in or demand for our products and our reputation, credibility and relationships with current and prospective distributors and consumers. Despite our efforts and testing, our products (including new products and enhancements) may be susceptible to flaws or performance degradation, which could result in:

   o  loss of or delay in revenue;
   o  loss of market share;
   o  failure to achieve market acceptance;
   o  adverse publicity;
   o  diversion of development resources;
   o  claims against us by customers; or
   o  injury to our reputation.

WE MAY BE EXPOSED TO SIGNIFICANT COSTS OF DEFENSE AND DAMAGES IN LITIGATION STEMMING FROM PRODUCT LIABILITY AND RELATED CLAIMS.

          In spite of our best efforts, we may become subject to claims that give rise to litigation resulting from the installation of our products and those of other manufacturers' products in a consumer's premises. While we carry insurance that we believe is adequate to cover our potential exposure in these matters, the possibility exists that we may become subject to claims in amounts or for reasons that are outside the scope of our insurance coverage. Litigation involving personal injury or loss of life could lead to awards of enormous sums, which could exceed our insurance coverage and force us to liquidate or seek bankruptcy protection.

OUR TECHNOLOGY, WHETHER OR NOT PATENTED, MAY BE VULNERABLE TO MISAPPROPRIATION BY OUR COMPETITORS AND THE EFFECTS OF COMPETITIVE, NON-INFRINGING TECHNOLOGY.

         We own or have rights to use proprietary technology that we believe affords us a current competitive advantage. This technology is not, however, fully protected from infringement by competitors or from their introduction of non-infringing technologies. Our patent rights and the additional steps we have taken to protect our intellectual property may not be adequate to deter misappropriation, and our proprietary position remains subject to the risk that our competitors will independently develop non-infringing technologies that are substantially equivalent or superior to our technologies.

WE MAY BE SUBJECT TO THE COSTS AND RISKS OF CLAIMS FOR PATENT INFRINGEMENT ASSERTED AGAINST US BY OTHERS.

         We remain subject to the risk that third parties will assert infringement claims against us that will result in costly litigation, require us to redesign infringing products or obtain a license to use the intellectual property of third parties. Such licenses may not be available on reasonable terms or at all. Any infringement claims resolved against us could adversely affect our ability to continue in business.

WE DEPEND HEAVILY ON OUR EXECUTIVE OFFICERS AND WOULD HAVE DIFFICULTY REPLACING THEM.

         Our future success depends to a significant degree on the skills, experience and efforts of our executive officers. Although HDT has entered into employment agreements with most of our executive officers, we may be unable to retain their services or those of other key personnel. The loss of these personnel would adversely affect our business and our ability to achieve profitability.

OUR ABILITY TO OPERATE AND COMPETE EFFECTIVELY REQUIRES THAT WE HIRE AND RETAIN SKILLED TECHNICAL PERSONNEL, WHO HAVE BEEN IN SHORT SUPPLY AND MAY BE UNAVAILABLE TO US WHEN WE NEED THEM.

         Our business requires us to be able to continuously attract, train, motivate and retain highly skilled employees, particularly engineers and other senior technical personnel. Our failure to attract and retain the highly trained technical personnel who are integral to our direct sales, development and service teams may limit the rate at which we can generate sales and develop new products or product enhancements. Furthermore, our research and development facility is located in the Research Triangle Park area of North Carolina, where the competition for highly trained professionals has been intense. Our inability to attract and retain the individuals we need could adversely impact our business and our ability to achieve profitability.

OUR INSTALLATION BUSINESS REQUIRES US TO HIRE, TRAIN AND RETAIN INCREASING NUMBERS OF SKILLED TRADESMAN, BUT WE MAY PERIODICALLY BE UNABLE TO DO SO IN THE TIGHT LABOR MARKETS IN WHICH WE OPERATE.

         We must continue to attract, train, motivate and retain highly skilled tradesmen at competitive wage rates, to install and service our systems. Qualified skilled tradesmen are scarce and in great demand throughout the construction industry and particularly in the parts of California and Florida where our systems installation activities are currently conducted. Our inability to attract and retain necessary skilled personnel, when we need them and at rates we can afford, could adversely impact our business and our ability to achieve profitability.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW COULD PREVENT A POTENTIAL ACQUIRER FROM BUYING YOUR STOCK.

         Anti-takeover provisions of Delaware law and in our certificate of incorporation may make a change in control of our company more difficult, even if a change in control would be beneficial to our stockholders. These provisions may allow our board of directors to prevent or make changes in the management and control of our company. In particular, our board of directors will be able to issue up to 2,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. Further, without any further vote or action on the part of the stockholders, the board of directors will have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and impair the rights of the holders of common stock. Although the ability to issue preferred stock may provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval. In addition, our certificate of incorporation states that stockholders may not act by written consent but only at a duly convened stockholders meeting after proper notice is given.

ITEM 7. FINANCIAL STATEMENTS

         Our consolidated financial statements, the notes thereto and the report of the independent public accountants thereon are included in this report commencing at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not changed or had any material disagreements with our independent accountants within the last two fiscal years. However, since the Merger was a reverse acquisition and HDT was the acquirer for accounting purposes, the pre-acquisition financial statements of HDT are now our historical financial statements, and those financial statements were audited by Ernst & Young LLP.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to our directors and executive officers is incorporated herein by reference to the proxy statement for our 2003 annual meeting of stockholders.

ITEM 10. EXECUTIVE COMPENSATION

          Information with respect to executive compensation is incorporated herein by reference to the proxy statement for our 2003 annual meeting of stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the proxy statement for our 2003 annual meeting of stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement for our 2003 annual meeting of stockholders.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. Financial Statements-- see our consolidated financial statements commencing at page F-1 of this report.

    2.  Financial Statement Schedules. None.

    3.  The following exhibits are filed with this document:

  EXHIBIT
   NUMBER      EXHIBIT TITLE+

2.1 Asset Purchase Agreement by and among Home Director, Inc., Spencer Trask Intellectual Capital Company LLC and International Business Machines Corporation dated as of December 7, 1999.****

2.2 Agreement and Plan of Merger and Reorganization among Home Director, Inc., DI Acquisition, Inc., Digital Interiors, Inc. and Donald B. Witmer as Stockholders' Agent, dated as of October 24, 2000.****

2.3 Asset Purchase Agreement dated May 14, 2001 by and among Digital Interiors, Inc., Los Gatos Home Theater, Inc. and Joseph J. Paris.****

2.4 Agreement and Plan of Merger, dated as of April 9, 2002, by and among Netword, Inc., Webspeak Acquisition Corp. and Home Director, Inc.*

2.5 Amendment No. 1 to Agreement and Plan of Merger dated as of July 31, 2002 by and among Netword, Inc., Webspeak Acquisition Corp. and Home Director, Inc.*

2.6 Amendment No. 2 to Agreement and Plan of Merger, dated as of October 25, 2002, by and among Netword, Inc., Webspeak Acquisition Corp. and Home Director, Inc.**

2.7 Stock Purchase Agreement dated as of January 22, 2003 between Home Director, Inc. and Michael L. Wise.****

3.1       Certificate of Incorporation of Netword, Inc. (1)

3.2 First Certificate of Amendment to the Certificate of Incorporation of Netword, Inc.***

3.3       Restated Certificate of Incorporation of Home Director, Inc.***

3.4       Amended and Restated Bylaws of Home Director, Inc.***

3.5 Certificate of Merger merging Webspeak Acquisition Corp. with and into Home Director, Inc.***

4.1 Form of Warrant to purchase shares of common stock of Netword, Inc. issued to members of Netword, LLC in connection with the merger of Netword, LLC and Netword, Inc. (1)

4.2 Warrant to purchase shares of common stock of Netword, Inc. dated May 1, 1999 issued to Pryor, Cashman, Sherman & Flynn LLP. (1)

4.3 Form of Subscription Agreement to purchase shares of common stock of Netword, Inc. executed in connection with the Rule 506 sale of 782,000 units consummated on July 28, 1999 and August 5, 1999. (1)

4.4 Form of Warrant to purchase shares of common stock of Netword, Inc. issued to purchasers in the Rule 506 offering to David Segal and to NorthStar Capital Partners LLC. (1)

4.5 Warrant to purchase shares of common stock of Netword, Inc. dated September 29, 1999 issued to Net2Phone, Inc. (1)

4.6 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated March 3, 2000 issued to the McKenna Group. ****

4.7 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 4, 2001 issued to the McKenna Group.****

4.8 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 5, 2000 issued to Motorola, Inc.****

4.9 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 11, 2000 issued to Spencer Trask Ventures, Inc.****

4.10 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 11, 2001 issued to Mary Walker.****

4.11 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated January 25, 2001 issued to Spencer Trask Ventures, Inc.****

4.12 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 14, 2001 issued to Joseph J. Paris.****

4.13 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 11, 2001 issued to The Conrado Company, Inc.****

4.14 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated December 3, 2001 issued to Peter Blaettler.****

4.15 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated February 6, 2002 issued to Spencer Trask Investment Partners, LLC.****

4.16 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated February 6, 2002 issued to Donald B. Witmer.****

4.17 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated February 6, 2002 issued to Robert N. Wise.****

4.18 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 1, 2002 issued to Southport Park Limited Partnership.****

4.19 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 8, 2002 issued to the Dioguardi Family Trust.****

4.20 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 8, 2002 issued to Donald B. Witmer.****

4.21 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 8, 2002 issued to Spencer Trask Ventures, Inc.****

4.22 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 14, 2002 issued to Spencer Trask Ventures, Inc.****

4.23 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated June 26, 2002 issued to Spencer Trask Ventures, Inc.****

4.24 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated July 8, 2002 issued to Spencer Trask Ventures, Inc.****

4.25 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated July 26, 2002 issued to Spencer Trask Ventures, Inc.****

4.26 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated September 30, 2002 issued to Spencer Trask Ventures, Inc.****

4.27 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 7, 2002 issued to Spencer Trask Ventures, Inc.****

4.28 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated September 30, 2002 issued to Kirlin Securities, Inc.****

4.29 Warrant to purchase shares of common stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 7, 2002 issued to Kirlin Securities, Inc.****

4.30 Warrant to purchase shares of Series B Convertible Preferred Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated April 3, 2000 issued to Spencer Trask Ventures, Incorporated.****

4.31 Warrant to purchase shares of Series C Convertible Preferred Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated July 6, 2000 issued to Spencer Trask Ventures, Incorporated.****

4.32      Stock Option Plan of Home Director, Inc., as amended.****

4.33      Form of Award Letter for Optionees. (1)

9.1 Voting Agreement, dated as of April 30, 2002, among Netword, Inc., Spencer Trask Intellectual Capital Company LLC, Spencer Trask Ventures, Inc., Cisco Systems, Inc., Motorola, Inc., Donald Witmer, Robert Wise and Daryl Stemm.*

9.2 Stockholders Agreement, dated as of July 16, 2002, among Home Director, Inc., Netword, Inc., Spencer Trask Investment Partners, LLC, Spencer Trask Intellectual Capital Company LLC, Spencer Trask Ventures, Inc., Motorola, Inc., Cisco Systems, Inc., Donald Witmer, Daryl Stemm, Kent M. Klineman, Jordan Klineman, Justine Klineman, Michael Wise, Batya Wise, David Wise, Gidon Wise, Joseph S. Reiss, Gary and Lynn Gettenberg as joint tenants, The Lawrence Charitable Trust, Klondike Resources, Inc., the Jesurum Family Limited Partnership and Stilwell Holding LLC.*

9.3 Letter Agreement, dated as of April 30, 2002 among Netword, Inc., Spencer Trask Investment Partners, LLC, Spencer Trask Intellectual Capital Company, LLC, Spencer Trask Ventures, Inc., Donald B. Witmer, Robert Wise and Daryl Stemm.*

10.3 Employment Agreement, dated as of September 24, 2001, between Home Director, Inc. and Donald B. Witmer.****

10.4 Employment Agreement, dated as of September 24, 2001, between Home Director, Inc. and Robert N. Wise.****

10.5 Sublease Agreement, dated July 23, 2002, among Adaptec, Inc., Home Director, Inc. and Shea Center Livermore, LLC.****

10.6 Lease Agreement, dated as of April 19, 2000, by and between Southport Business Park Limited Partnership and Home Director, Inc., as amended.****

10.7 Placement Agency Agreement dated April 10, 2002 by and between Home Director, Inc. and Spencer Trask Ventures, Inc.****

21        List of subsidiaries of Home Director, Inc.****

99.1 Certification of the Chief Executive Officer of Home Director, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.****

99.2 Certification of the President of Home Director, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.****

99.3 Certification of the Chief Financial Officer of Home Director, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.****

_______________

     +            Exhibits that pre-date the closing of the Merger on December 19, 2002 and refer to Home Director, Inc. refer to Home Director
                  Technologies, Inc., now a wholly-owned subsidiary of Home
                  Director, Inc. (see Exhibit 21), and exhibits that pre-date the Merger and refer to Netword, Inc. refer to Home Director, Inc., the registrant.

     (1)          Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Netword's Registration Statement on Form SB-1
                  (Reg. No. 333-86873).

     *            Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Netword's Registration Statement
                  on Form S-4 (Reg. No. 333-9716), filed with the Securities and
                  Exchange Commission on August 2, 2002.

     ** Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Amendment No. 1 to Netword's
                  Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 28, 2002.

     *** Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

     ****         Filed herewith.

(b) On December 19, 2002, we filed a report on Form 8-K reporting the Merger. The Form 8-K included (1) the audited financial statements of HDT for the years ended December 31, 2000 and 2001 and the unaudited condensed consolidated financial statements of HDT for the nine months ended September 30, 2002 and (2) the unaudited pro forma combined condensed financial statements giving effect to the Merger.

(c)      See the List of Exhibits in Item 13 above.

(d) See our consolidated financial statements beginning on page F-1 of this report.

ITEM 14.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure controls ("Disclosure Controls") are procedures that are designed for the purpose of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (such as this annual report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Internal controls ("Internal Controls") are designed for the purpose of providing reasonable assurance that our transactions are properly authorized, recorded and reported and that our assets are safeguarded from improper use to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

EVALUATION OF OUR DISCLOSURE CONTROLS. Within 90 days prior to the date of this annual report, we evaluated the effectiveness of the design and operation of our Disclosure Controls. This evaluation (the "Disclosure Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO"), President and Chief Financial Officer ("CFO").

SCOPE OF THE DISCLOSURE CONTROLS EVALUATION. The evaluation of our Disclosure Controls included a review of the objectives, design and implementation and the effect of the controls on the information generated for use in this annual report. During the Disclosure Controls Evaluation, we sought to identify problems and to confirm that appropriate corrective action, including process improvements, were implemented as necessary.

CONCLUSIONS REGARDING DISCLOSURE CONTROLS. Rules adopted by the SEC require us to present the conclusions of the CEO, President and CFO about the effectiveness of our Disclosure Controls based on and as of the date of the Disclosure Controls Evaluation.

Based upon the Disclosure Controls Evaluation, our CEO, President and CFO have concluded that, subject to the limitations noted below, our Disclosure Controls are effective to ensure that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO, President and CFO, particularly during the period when our periodic reports are being prepared.

CHANGES IN INTERNAL CONTROLS. Rules adopted by the SEC also require us to disclose whether there were significant changes in our Internal Controls or in other factors that could significantly affect Internal Controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the SEC's requirements, our CEO, President and the CFO note that, since the date of their last evaluation, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. Our management, including our CEO, President and CFO, do not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Home Director have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO, PRESIDENT AND CFO CERTIFICATIONS. Immediately following the "Signatures" section of this annual report are the certifications of the CEO, the President and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the "Certifications"). This section of the annual report contains the information concerning Disclosure Controls and Internal Controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HOME DIRECTOR, INC.
                                  (Registrant)


                                  By:/S/ Donald B. Witmer
                                     --------------------
                                     Donald B. Witmer
                                     Chairman and Chief Executive Officer

Date: March 31, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                    TITLE                                                             DATE

/s/Donald B. Witmer                         Chairman, Chief Executive Officer and Director (Principal
------------------------                     Executive Officer)
Donald B. Witmer                                                                                               March 31, 2003

/s/ Robert N. Wise                           President, Chief Operating Officer and Director (Principal
-------------------------                    Executive Officer)
Robert N. Wise                                                                                                 March 31, 2003

/s/ Daryl Stemm                              Chief Financial Officer and Secretary (Principal Financial
-------------------------                    Officer and Principal Accounting Officer)
Daryl Stemm                                                                                                    March 31, 2003

/s/ Vijay Bobba
-------------------------
Vijay Bobba                                  Director                                                          March 31, 2003

/s/ Robert B. Clasen
-------------------------
Robert B. Clasen                             Director                                                          March 31, 2003

/s/ Kent M. Klineman
-------------------------
Kent M. Klineman                             Director                                                          March 31, 2003

/s/ Stephen B. Ste. Marie
-------------------------
Stephen B. Ste. Marie                        Director                                                          March 31, 2003

/s/ Michael L. Wise
-------------------------
Michael L. Wise                              Director                                                          March 31, 2003

                                  CERTIFICATION

I, Donald B. Witmer, the Chairman and Chief Executive Officer of Home Director, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Home Director, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                         /s/ Donald B. Witmer
                                         ------------------------
                                         Donald B. Witmer,
                                         Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Robert N. Wise, the President and Chief Operating Officer of Home Director, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Home Director, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                       /s/ Robert N. Wise
                                       -------------------------------
                                       Robert N. Wise,
                                       President and Chief Operating Officer

                                  CERTIFICATION

I, Daryl Stemm, the Chief Financial Officer and Secretary of Home Director, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Home Director, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                    /s/ Daryl Stemm
                                    -------------------------------
                                    Daryl Stemm,
                                    Chief Financial Officer and Secretary

                               HOME DIRECTOR, INC.

                          INDEX TO FINANCIAL STATEMENTS
                                                                       PAGE

Independent Auditor Reports                                       F-1 - F-2

Consolidated Balance Sheets as of December 31, 2002
    and 2001                                                            F-3

Consolidated Statements of Operations for the Years
    Ended December 31, 2002 and 2001                                    F-4

Consolidated Statements of Changes in Shareholders'
    Equity for the Years Ended December 31, 2002
    and 2001                                                            F-5

Consolidated Statements of Cash Flows for the Years
    Ended December 31, 2002 and 2001                              F-6 - F-7

Notes to Consolidated financial Statements                        F-8 - F-25

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Home Director, Inc.


                We have audited the accompanying consolidated balance sheet of Home Director, Inc. as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Director, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                      /s/  Mahoney Cohen & Company CPA, P.C.


New York, New York
March 7, 2003

                         REPORT OF INDEPENDENT AUDITORS


Board  of  Directors
Home  Director,  Inc.

     We have audited the accompanying consolidated balance sheet of Home Director, Inc. as of December 31, 2001 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 2001. All 2001 and prior shareholders' equity, share and per share amounts in the consolidated financial statements give retroactive effect to the reverse merger of Home Director, Inc. with Netword, Inc. as described in the notes to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Director, Inc. at December 31, 2001 and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, after giving retroactive effect to the reverse merger as discussed in Note 1 to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States.


/s/  Ernst  &  Young  LLP



March  8,  2002,  except  for  Note  1,
as  to  which  the  date  is  December  19,  2002

                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                                                      ASSETS
                                                      ------
                                                                                               2002                     2001
                                                                                          ------------             ------------
Current assets:
    Cash and cash equivalents                                                             $  2,557,214             $    563,046
    Accounts receivable, net of allowances of $115,897
        in 2002 and $274,200 in 2001                                                         1,226,479                1,240,158
    Inventories, net of allowance of $1,087,719 in 2002
        and $2,583,200 in 2001                                                               1,499,014                1,234,318
    Other current assets                                                                       140,366                  271,756
                                                                                          ------------                ---------
                Total current assets                                                         5,423,073                3,309,278

Property and equipment, net                                                                    645,328                  612,194

Business process, net of accumulated amortization of
    $12,624 in 2002 and $8,530 in 2001                                                            --                      4,094

Customer lists, net of accumulated amortization of
    $648,552 in 2002 and $387,191 in 2001                                                      108,844                  370,205

Assembled workforce, net of accumulated amortization
    of $222,293 in 2001                                                                           --                    224,133

Goodwill, net of accumulated amortization of $1,654,837
    in 2002 and 2001                                                                         5,825,652                5,601,520
                                                                                          ------------             ------------
                                                                                          $ 12,002,897             $ 10,121,424
                                                                                          ============             ============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------
Current liabilities:
    Accounts payable and accrued expenses                                                 $  2,249,712             $  7,614,848
    Payables to related parties                                                                291,793                1,580,192
    Notes payable                                                                              125,000                  125,000
    Current portion of capital lease obligations                                               125,626                  142,656
                                                                                          ------------             ------------
                Total current liabilities                                                    2,792,131                9,462,696

Capital lease obligations, less current portion                                                123,781                  132,799

Commitments and contingencies (Notes 9 and 15)

Shareholders' equity:
    Common stock, $0.01 par value as of December 31, 2002 and
           2001, respectively
        Authorized - 40,000,000 and 200,000,000 shares
           as of December 31, 2002 and 2001, respectively
        Issued and outstanding - 3,751,467 and
           616,843 shares as of December 31, 2002 and
           2001, respectively                                                                   37,515                    6,168
    Additional paid-in capital                                                              75,699,296               65,160,567
    Accumulated deficit                                                                    (66,649,826)             (64,640,806)
                                                                                          ------------             ------------
                Total shareholders' equity                                                   9,086,985                  525,929
                                                                                          ------------             ------------
                                                                                          $ 12,002,897             $ 10,121,424
                                                                                          ============             ============

                            See accompanying notes.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2002 and 2001

                                                                                      2002                   2001
                                                                                      ----                   ----
Revenue                                                                    $    10,446,654       $     13,226,480

Costs and expenses:
    Cost of revenue                                                              7,021,446              8,774,512
    General and administrative                                                   3,178,643              5,421,653
    Sales and marketing                                                          2,279,489              5,752,232
    Research and development                                                       714,804              6,087,067
    Impairment of long-lived assets                                                 -                   8,590,051
    Restructuring charges                                                           -                   4,701,233
    Depreciation and amortization                                                  531,262              4,440,742
                                                                           ---------------        ---------------
           Total costs and expenses                                             13,725,644             43,767,490
                                                                           ---------------        ---------------
Loss from operations                                                            (3,278,990)           (30,541,010)

Other income (expense):
    Interest income                                                                 12,957                257,059
    Interest expense                                                            (3,258,491)               (96,830)
                                                                           ---------------        ---------------
                Net other income (expense)                                      (3,245,534)               160,229
                                                                           ---------------        ---------------
Loss before extraordinary gain                                                  (6,524,524)           (30,380,781)

Extraordinary gain - extinguishment of certain liabilities                       4,515,504                 -
                                                                           ---------------        ---------------
Net loss                                                                   $    (2,009,020)      $    (30,380,781)
                                                                           ===============       ================


Net loss per common share - basic and diluted:
    Shares used in computing basic and diluted net loss
        per common share                                                           742,723                614,691
                                                                           ===============        ===============

Loss per share before extraordinary gain                                   $         (8.78)      $         (49.42)

Extraordinary gain - extinguishment of certain
    liabilities                                                                       6.08                 -
                                                                           ----------------      ----------------
Loss per share                                                             $         (2.70)      $         (49.42)
                                                                           ================      ================

                            See accompanying notes.

                               HOME DIRECTOR, INC.
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Years Ended December 31, 2002 and 2001






                                                  Common Stock                    Additional                            Total
                                                  -------------------------        Paid-In         Accumulated       Shareholders'
                                                    Shares           Amount        Capital          Deficit             Equity
                                                    ------           ------      -----------      -----------        -----------
Balance at December 31, 2000                        588,371     $      5,884      $51,546,586     $(34,260,025)     $ 17,292,445

Exercise of common stock options                      1,368               13           24,912               -              24,925

Issuance of common stock in connection
   with acquisitions                                 27,104              271        9,834,314               -           9,834,585

Issuance of stock options in connection
   with acquisitions                                    -                -            731,000               -             731,000

Issuance of common stock warrants in
   connection with acquisitions                         -                -            930,567               -             930,567

Issuance of common stock warrants for
   consulting services,  less deferred
   compensation of $218,943                             -                -            281,380               -             281,380

Acceleration of vesting of certain stock
   options                                              -                -          1,811,808               -           1,811,808

Net loss                                                -                -                -         (30,380,781)      (30,380,781)
                                                  ---------       ----------     -----------       ------------       -----------
Balance at December 31, 2001                        616,843            6,168       65,160,567       (64,640,806)          525,929

Exercise of common stock options and
   warrants                                           8,902               89           33,347               -              33,436

Compensation related to consulting
   services                                             -                -            218,943               -             218,943

Issuance of common stock warrants in
   connection with bridge note financing                -                -            230,481               -             230,481

Beneficial conversion for convertible debt              -                -            230,481               -             230,481

Issuance of common stock warrants for
   consideration of services                            -                -          1,448,714               -           1,448,714

Issuance of common stock in connection
   with conversion of convertible debt            2,558,041           25,580        9,154,761               -           9,180,341

Recapitalization, net of merger costs               567,681            5,678         (777,998)              -            (772,320)

Net loss                                                -                -                -          (2,009,020)       (2,009,020)
                                                  ---------     ------------     ------------      ------------      ------------
Balance at December 31, 2002                      3,751,467     $     37,515     $ 75,699,296      $(66,649,826)     $  9,086,985
                                                  =========     ============     ============      ============      ============

                             See accompanying notes.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001

                                                                                      2002                   2001
                                                                           ---------------      -----------------
Cash flows from operating activities:
    Net loss                                                               $    (2,009,020)     $     (30,380,781)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                              531,262              4,440,742
        Loss on disposal of assets                                                  20,490                 -
        Deferred rent                                                               71,950                 -
        Impairment of long-lived assets                                             -                   8,590,051
        Gain from extinguishment of certain liabilities                         (4,515,504)                -
        Non-cash consulting fees                                                   218,943                281,380
        Non-cash severance expense                                                  -                   1,811,808
        Amortization of discount on convertible debt                               460,962                 -
        Issuance of common stock warrants for consideration
           of services                                                           1,448,714                 -
        Non-cash exercise of common stock options and
           warrants                                                                 33,436                 -
        Decrease in accounts receivable allowance                                 (158,303)              (162,098)
        Increase (decrease) in inventory reserve                                (1,495,481)             1,250,608
        Changes in operating assets and liabilities, net of
           assets and liabilities acquired:
        Accounts receivable                                                        171,982              1,907,587
        Inventories                                                              1,230,785                802,565
        Other current assets                                                       131,390                392,723
        Accounts payable and accrued expenses                                   (1,216,669)            (1,572,190)
                                                                           ---------------      -----------------
               Net cash used in operating activities                            (5,075,063)           (12,637,605)
                                                                           ---------------      -----------------
Cash flows from investing activities:
    Purchases of property and equipment                                            (58,002)              (767,324)
    Change in restricted certificates of deposit                                    -                     426,697
    Cash acquired in Netword acquisition                                           930,673                 -
    Acquisitions of companies                                                       -                  (3,166,513)
                                                                           ---------------      -----------------
                Net cash provided by (used in) investing
                   activities                                                      872,671             (3,507,140)
                                                                           ---------------      -----------------
Cash flows from financing activities:
    Net payments of payables to related parties                                 (1,288,399)                -
    Repayment of capital lease obligations                                        (287,476)              (104,295)
    Merger costs                                                                (1,407,906)                -
    Proceeds from issuance of common stock                                          -                      24,925
    Proceeds from issuance of convertible debt                                   9,180,341                 -
                                                                           ---------------      ------------------
                Net cash provided by (used in) financing
                   activities                                                    6,196,560                (79,370)
                                                                           ---------------      ------------------
Net increase (decrease) in cash (carried forward)                          $     1,994,168      $     (16,224,115)
                                                                           ---------------      -----------------

                            See accompanying notes.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001







                                                                                      2002                   2001
                                                                           ----------------     -----------------
Net increase (decrease) in cash (brought forward)                          $     1,994,168      $     (16,224,115)

Cash and cash equivalents at beginning of year                                     563,046             16,787,161
                                                                           ---------------      -----------------
Cash and cash equivalents at end of year                                   $     2,557,214      $         563,046
                                                                           ===============      =================



                Supplemental Disclosure of Cash Flow Information

                                                                                      2002                   2001
                                                                           -----------------    -----------------
Cash paid during the year for:
    Interest                                                               $     1,159,169      $          75,462
                                                                           ===============      =================


      Supplemental Schedule of Non-Cash Investing and Financing Activities

Capital lease obligations incurred                                         $       261,428      $         108,889

Purchase of Digital Interiors, Inc. and Los Gatos
    Home Theatre for stock and note                                        $        -           $      11,646,152

Issuance of common stock in connection with
    conversion of convertible debt                                         $     9,180,341      $          -


                             See accompaning notes.

                               HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements



Note 1 -     ORGANIZATION AND DESCRIPTION OF BUSINESS

             Home Director Technologies, Inc. (formerly Home Director, Inc. "HDT") was incorporated on October 13, 1999 under the laws of the State of Delaware. On December 19, 2002, HDT was acquired by Netword, Inc. (now Home Director, Inc.) in a merger of Netword's special purpose subsidiary into HDT ( the "Merger"). The terms of the Merger are described below. References in these notes to "the Company" are references to HDT as it existed before the Merger and the combined company after the Merger. The Company, which is headquartered in Livermore, California, commenced operations on December 8, 1999, subsequent to acquiring the assets of and assuming certain liabilities of IBM Corporation's Home Director business unit.

             The Company operates in a single industry, the provision of infrastructure components for home networking, and is engaged in the design, sale and installation of home networking products and services for the new home construction market.

             The Company acquired Digital Interiors, Inc. ("DI"), an installer of home networking products, on January 25, 2001. The aggregate purchase price for DI was $18,056,506 (including the assumption of certain liabilities totalling $3,569,041, of which certain amounts are held in escrow for periods outlined in the purchase agreement). The Company acquired DI for 27,104 shares of common stock valued at $362.84 per share, the pro rata exchange of 3,358 stock options valued at $731,000, the issuance of 2,565 common stock warrants valued at $930,567, and payment of liabilities and acquisition fees of $2,991,513. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $16,295,000 was recorded as goodwill (and related intangibles) and was being amortized over period ranging from one to seven years (see Note 12 - Impairment of Long-Lived Assets).

             The Company also acquired certain assets from Los Gatos Home Theatre, an installer of home networking products, on May 14, 2001 for an aggregate purchase price of $325,000. The Company paid $175,000 in cash and issued a promissory note for $150,000, which was paid in full in May 2002. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $293,000 was recorded as goodwill and was being amortized over eight years (see Note 12 - Impairment of Long-Lived Assets).

             The Company accounted for these acquisitions using the purchase method of accounting with results of operations of the acquired companies included in the Company's operations from the respective dates of the acquisitions. In connection with the acquisitions, the Company entered into employment agreements with certain employees of the acquired companies ranging from one to two years.

                               HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements




Note 1 -     ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

             On December 19, 2002, the Company completed a merger with Netword, Inc. ("Netword") and its newly formed, wholly-owned subsidiary, Webspeak Acquisition Corp. ("Webspeak"). Under the terms of the merger agreement, Webspeak merged into the Company with the Company being the surviving corporation. In the merger, the Company's shareholders received shares of Netword common stock in accordance with the exchange ratio described in the merger agreement. Upon completion of the merger, the Company's shareholders owned approximately 86% of the outstanding Netword common stock. The Company accounted for this transaction as a reverse merger, with the Company being the acquirer for accounting purposes. The pre-acquisition financial statements of the Company became the historical financial statements of the combined company. The transaction was accounted for as the issuance of common stock by the Company for the net monetary assets of Netword, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the merged companies. Pre-acquisition shareholders' equity of the Company was retroactively restated for the equivalent number of shares of Netword received by the Company in the merger, with differences between the par value of Netword's and the Company's stock recorded as paid-in capital. Transaction costs ($1,584,711 as of December 31, 2002) related to the merger were also charged directly to equity. The transaction did not result in any additional goodwill or other intangible assets. All common share and per share amounts for all periods presented in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of this merger.

             In January 2003, the Company transferred all of the intellectual property associated with Netword to Netword's subsidiary, Rabbit Media, Inc., and subsequently sold all of the stock of Rabbit Media, Inc. to a director and the former President of Netword. As consideration for the sale, the buyer agreed to indemnify the Company for future claims related to the Netword intellectual property in the event that such claims are not discharged by Rabbit Media, Inc. and to pay the Company 10% of any consideration that it receives from any sale of the Rabbit Media, Inc. stock within two years after the date of the agreement.

Note 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             PRINCIPLES OF CONSOLIDATION

             The accompanying consolidated financial statements include the accounts of Home Director, Inc.(formerly Netword, Inc) and its wholly-owned subsidiaries, HDT and DI. All significant intercompany accounts and transactions have been eliminated in consolidation.

                               HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements



Note 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             USE OF ESTIMATES

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete and slow-moving inventory, certain severance accruals and estimates regarding the recoverability of long-lived assets. Actual results can differ from those estimates.

             CASH AND CASH EQUIVALENTS

             The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

             INVENTORIES

             Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined by the weighted average costing method.

             FAIR VALUE OF FINANCIAL INSTRUMENTS

             Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value because of their short maturities.

             CREDIT RISK, SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

             Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash investments. Receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

             Cash and cash equivalents consist of cash deposits, money market funds and highly rated commercial paper held at banks. Deposits held at banks may at times exceed the amount of insurance provided. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

                               HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements




Note 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             CREDIT RISK, SIGNIFICANT CUSTOMERS AND CONCENTRATIONS (CONTINUED)

             As of December 31, 2002, two customers accounted for 53% and 57% of the accounts receivable balance and annual revenue, respectively. As of December 31, 2001, two customers accounted for 64% and 51% of the accounts receivable balance and annual revenue, respectively.

             The Company is not currently dependent upon any single manufacturer and believes that alternative manufacturing sources would be readily available without material delay in the event of the interruption of supplies from any of its current sources.

             LOSS PER SHARE

             In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

             The effect of options to purchase 101,206 and 38,010 shares of the Company's common stock outstanding during 2002 and 2001, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive.

             The effect of warrants to purchase 584,439 and 60,418 shares of the Company's common stock outstanding during 2002 and 2001, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive.

             REVENUE RECOGNITION

             The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company accrues for sales returns, rebate programs and warranty costs based on its experience.

             The Company recognizes revenue on installation projects using the percentage of completion method, based primarily on revenue milestones compared with total estimated milestones. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed of $208,648 and $134,765 at December 31, 2002 and 2001, respectively, is classified as current assets under "Accounts Receivable." Amounts billed in excess of revenue recognized to date of $25,106 and $164,348 at December 31, 2002 and 2001, respectively, are classified as current liabilities under "Accounts Payable and Accrued Expenses."

                               HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements




Note 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             PROPERTY AND EQUIPMENT

             Property and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives which generally range from two to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

             INTANGIBLE ASSETS

             Statement of Financial Accounting Standards ("SFAS") 141 specifies certain criteria for identifying, valuing and recording intangible assets separate from goodwill. Intangible assets consist of purchased intangibles and are amortized ratably over estimated useful lives ranging from one to eight years. In connection with the adoption of SFAS 141 as of January 1, 2002, the Company has reclassified $224,133 relating to an intangible asset for assembled workforce at December 31, 2001 to goodwill. Amortization expense charged to operations related to these intangibles amounted to $265,457 and $364,863 for the years ended December 31, 2002 and 2001, respectively.

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The Company has concluded its testing as required by SFAS 142. The results of these tests did not indicate additional impairment of the Company's recorded goodwill. SFAS 142 also requires disclosure of what net loss would have been in all periods presented had SFAS 142 been in effect. The following table is provided to disclose what net loss would have been had SFAS 142 been adopted in prior periods:

                                                      For the Year Ended
                                                          DECEMBER 31,
                                               -------------------------------
                                                     2002              2001
                                               -------------      ------------
Reported net loss                              $  (2,009,020)     $(30,380,781)
Add back:  Goodwill amortization                        --           3,619,166
                                               -------------      ------------
Adjusted net loss                              $  (2,009,020)     $(26,761,615)
                                               =============      ============

Loss per common share - basic and diluted,
   as reported                                 $       (2.70)     $     (49.42)
                                               =============      ============
Adjusted loss per common share - basic and
   diluted                                     $       (2.70)     $     (43.54)
                                               =============      ============

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements




Note 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             INTANGIBLE ASSETS (CONTINUED)

             The summary of estimated amortization expense for intangible assets is as follows:

               Fiscal Year
                  Ending
               DECEMBER 31,
               ------------
                  2003                                      $     21,769
                  2004                                            21,769
                  2005                                            21,769
                  2006                                            21,769
                  2007                                            21,768
                                                            ------------
                                                            $    108,844
                                                            ============

             RESEARCH AND DEVELOPMENT COSTS

             Research and development costs are charged to operations as incurred.

             ADVERTISING COSTS

             The Company expenses advertising costs as incurred. The amount of advertising expensed during the years ended December 31, 2002 and 2001 was $149,852 and $56,500, respectively.

             INCOME TAXES

             The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements



Note 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             ACCOUNTING FOR STOCK-BASED COMPENSATION

             As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to account for its stock-based compensation to employees and outside directors, where appropriate, under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and amendments. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

             RECENT ACCOUNTING PRONOUNCEMENTS

             In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met in order to classify an asset as held-for-sale. The provisions of SFAS No. 144 generally are to be applied prospectively.

             In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal years beginning after December 15, 2002, with earlier application encouraged. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are to be applied prospectively from the date of adoption. The Company has not yet assessed any potential impact the issuance of this standard may have on its financial position or future results of operations.

             In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 65, Amendment of FASB Statement No. 13 and Technical Corrections, effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements




Note 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

             The statement will require gains or losses from extinguishment of debt to be classified as operating items, as opposed to extraordinary items, unless they meet the more stringent criteria of APB No. 30. The statement requires retroactive reclassification for comparative financial statements issued after adoption.

             The Company will begin applying SFAS No. 145 as of the beginning of its December 31, 2003 year and will reclassify the extraordinary gain from extinguishment of certain liabilities to operating income in its comparative financial statements issued after adoption. This reclassification will not have an impact on previously reported net loss.

             RECLASSIFICATIONS

             Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. These reclassifications did not affect net loss or shareholders' equity as previously reported.

Note 3 -     PROPERTY AND EQUIPMENT

             At December 31, property and equipment consists of:

                                                                          2002               2001
                                                                    ------------      ------------

             Computer equipment and software                        $    536,781      $    514,612
             Furniture and fixtures                                      518,585           502,840
             Office equipment                                             35,453            84,438
             Vehicles                                                    341,976            58,158
             Leasehold improvements                                       35,331            25,437
                                                                    ------------      ------------
                                                                       1,468,126         1,185,485
             Less:  Accumulated depreciation and amortization            822,798           573,291
                                                                    ------------      ------------
                                                                    $    645,328      $    612,194
                                                                    ============      ============

             The cost basis of assets acquired under capital leases at December 31, 2002 and 2001 was $341,976 and $333,292, respectively.

                               HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements





Note 4 -     INCOME TAXES

             The Company had no income tax expense for the years ended December 31, 2002 and 2001 due to net losses. At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $42,000,000. The federal net operating loss carryforwards expire beginning in the year 2019 and the state net operating loss carryforwards begin to expire in 2014. The deferred tax asset of $22,050,917 relating primarily to differences between book and tax treatment of net operating losses, was fully reserved as of December 31, 2002. The Company has established a valuation allowance of $22,050,917 for the year ended December 31, 2002 to reduce the deferred tax assets due to the uncertainty surrounding the realization of such assets. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Company has not evaluated whether it has undergone an ownership change pursuant to this act. If such ownership changes are found to exist, the net operating loss carryforwards as reported above could be significantly limited.

             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows at December 31:

                                                            2002                   2001
                                                   ---------------       ----------------
      Deferred tax assets:
         Accounts receivable                       $        21,225       $        108,282
         Inventory                                         429,486              1,019,977
         Depreciation                                    1,492,562              1,546,789
         Net operating loss carryforwards               16,587,545             14,789,924
         Amortization                                    2,021,927              2,087,756
         Reserves                                           -                     742,788
         Other                                           1,498,172                968,019
                                                   ---------------       ----------------
              Deferred tax assets                       22,050,917             21,263,535
      Less:  Valuation allowance                        22,050,917             21,263,535
                                                   ---------------       ----------------
      Net deferred tax assets                      $        -            $         -
                                                   ===============       ================

             Total tax expense for 2002 and 2001 differs from the amount computed by applying the federal statutory rate of 34% primarily due to the valuation allowance established against net operating loss carryforwards. The Company's effective tax rate was 0% for 2002 and 2001.

Note 5 -     NOTES PAYABLE

             Notes payable consist of $125,000 remaining on a note payable to an individual that matured on August 24, 2001 and is currently in default. The note charged interest at 10% and accrued interest of $21,000 was recorded at December 31, 2001. No interest was accrued or paid during 2002.

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements


Note 6 -     CAPITAL STOCK

             On April 1, 2002, the Board of Directors approved a one-for-ten reverse common stock split which was subsequently approved by shareholders as of May 2, 2002. An amendment to the Company's Certificate of Incorporation effecting the stock split was filed with the State of Delaware on May 2, 2002. All common share and per common share amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the effect of this common stock split.

             As of December 31, 2002, the Company has authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also has authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01.

Note 7 -     STOCK-BASED COMPENSATION

             The Company has reserved a total of 600,000 shares of common stock for issuance under its stock option plan (the "Plan"). The Plan permits the granting of incentive stock options and non-qualified stock options. The terms of stock option grants are determined by the Board of Directors. The Company's stock options generally vest over three years and have a maximum life of ten years. Separate from the Plan, the Company has granted stock options and warrants to consultants as compensation for their consulting services. Shares available for future issuance under the Plan total 498,794 at December 31, 2002.

                               HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements




Note 7 -     STOCK-BASED COMPENSATION (CONTINUED)

             The following summarizes the stock option activity for the years ended December 31, 2002 and 2001:

                                                                                   Weighted
                                                                                   Average
                                                               Options             Exercise
                                                             Outstanding             Price
                                                             -----------           --------
             Balance at December 31, 2000                         32,109       $     50.80
             Granted (exercise price = fair value)                18,154            239.48
             Granted (exercise price > fair value)                 2,715            301.16
             Exercised                                            (1,368)           (18.14)
             Cancelled                                           (13,600)          (152.39)
                                                             -----------       -----------
             Balance at December 31, 2001                         38,010            123.37
             Granted (exercise price = fair value)                20,119              3.63
             Assumption of Netword options                        59,342             54.30
             Exercised                                            (7,524)            (8.64)
             Cancelled                                            (8,741)          (155.23)
                                                             -----------       -----------
             Balance at December 31, 2002                        101,206       $     64.84
                                                             ===========       ===========

             In connection with the Company's acquisition of DI on January 25, 2001, the Company issued 3,358 stock options, each having an exercise price of $362.84 per share, in exchange for the outstanding stock options of DI. The fair value of these exchanged stock options was $731,000 as of January 25, 2001.

             During the year ended December 31, 2001, the Company recorded non-cash compensation expense of $500,323 for the fair value of stock options granted to consultants. This expense, which equates to a per share amount of $185.05 for the year ended December 31, 2001, was computed using the Black-Scholes option-pricing model or, if appropriate, using the actual value of the services rendered. The following weighted-average assumptions were used in this model: expected dividend yield of 0%, risk-free interest rate of 4.9%, expected life of 5.9 years and stock price volatility of 90%. As of December 31, 2001, the related amount of deferred compensation was $218,943.

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements



Note 7 -     STOCK-BASED COMPENSATION (CONTINUED)

             During the year ended December 31, 2001, the Company recorded an additional non-cash compensation expense of $1,811,808 for the fair value of stock option amendments for certain terminating employees to extend the life of the stock options; inasmuch as this expense was incurred in connection with the restructuring discussed in Note 14, it is reported on the Statement of Operations as "Restructuring Charges." This expense, which equates to $214.08 per share, was computed using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in this model: expected dividend yield of 0%, risk-free interest rate of 4.3%, expected life of 5.3 years and stock price volatility of 90%.

             Pro forma information regarding net loss is also required by SFAS 123 and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The Company computes fair value for this purpose using the minimum value option-pricing model. The weighted-average assumptions used in this model to estimate fair value and the resulting values are as follows:

                                                          2002             2001
                                                       --------        ---------
             Expected dividend yield                      0.0%             0.0%
             Risk-free interest rate                      3.98%            4.2%
             Expected life (in years)                     3.0              3.0
             Weighted-average fair value per share      $ 1.81          $ 29.03

             For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                            2002          2001
                                                      ----------       --------
             Net loss as reported (in thousands)      $   (2,009)      $(30,381)
             Pro forma net loss (in thousands)        $   (2,055)      $(30,567)

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements



Note 7 -     STOCK-BASED COMPENSATION (CONTINUED)

             Selected information regarding stock options as of December 31, 2002 follows:

                                                 Weighted
                                                 Average
                                  Number         Remaining      Number
               Exercise         of Options       Life in      of Options
                Prices          Outstanding       Years       Exercisable
             ----------         -----------      ---------    -----------
             $        3.63           20,119         9.33         4,341
                      8.62            5,343         7.04         5,343
                      8.63            1,378         7.01         1,378
                     50.00           49,591         1.13        49,591
                     60.00            1,875         1.64         1,875
                     79.83            7,173         8.72         5,084
                     80.00            7,875         2.19         7,875
                    163.28              951         7.56           864
                    362.84            6,901         8.06         5,375
                                    -------                     ------
                                    101,206                     81,725
                                    =======                     ======

Note 8 -     COMMON STOCK RESERVED FOR FUTURE ISSUANCE

             At December 31, 2002, the Company had reserved a total of 1,350,570 of its authorized 40,000,000 shares of common stock for future issuance as follows:

             Outstanding common stock warrants                           750,570
             Outstanding stock options                                   101,206
             Possible future issuance under stock option plans           498,794
                                                                       ---------
                                                                       1,350,570
                                                                       =========

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements




Note 9 -     LEASES

             The Company leases certain furniture and equipment under various non-cancellable capital leases and its office space and certain equipment under non-cancellable operating leases. Future minimum payments under the non-cancellable capital and operating leases at December 31, 2002 are as follows:

              Year                                                              Capital                 Operating
             Ending                                                             Leases                   Leases
             ------                                                          -------------         --------------
               2003                                                          $     137,103         $      365,101
               2004                                                                106,071                312,605
               2005                                                                 27,611                257,326
               2006                                                                  1,239                194,986
               2007                                                                 -                     200,493
             Thereafter                                                             -                      33,492
                                                                             -------------         --------------
             Total minimum payments                                                272,024         $    1,364,003
                                                                                                   ==============
             Less:  Amounts representing interest                                   22,617
                                                                             -------------
             Present value of minimum lease payments                               249,407
             Less:  Current portion of capital lease obligations                   125,626
                                                                             -------------
             Long-term portion of capital lease obligations                  $     123,781
                                                                             =============

             Rent expense charged to operations during the years ended December 31, 2002 and 2001 was $272,319 and $720,374, respectively.

Note 10 -    RELATED PARTY TRANSACTIONS

             RELATED PARTY PAYABLES

             Included in payables to related parties at December 31, 2002 is $291,793, which consists primarily of accrued fees owed to a shareholder.

             Included in payables to related parties at December 31, 2001 is $1,430,192, which represents amounts owed to a shareholder for the net book value of certain inventory transferred to the Company in connection with the acquisition of the shareholder's Home Director business unit. The amounts due to the shareholder are collateralized by certain inventory of the Company.

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements



Note 10 -    RELATED PARTY TRANSACTIONS (CONTINUED)

             RELATED PARTY PAYABLES (CONTINUED)

             During the year ended December 31, 2001, a shareholder provided the Company with certain information technology, financial consulting and support services (including office space). Additionally, a shareholder paid certain operating expenses on behalf of the Company. The Company repaid this shareholder $180,443 during the year ended December 31, 2001 for operating expenses.

             PLACEMENT AND OTHER FEES

             In February 2002, Donald B. Witmer, chairman of the Board of Directors and chief executive officer, Robert Wise, president, chief operating officer and a director of the Company, and Spencer Trask Venture Partners, LLC ("Spencer Trask"), an affiliate of the Company's financial adviser and one of its principal shareholders, purchased $110,000, $55,000 and $270,000 of the Company's exchangeable notes, respectively, which included 17,127 detachable warrants to purchase the Company's common stock at $25.40 per share. The exchangeable notes were exchangeable into convertible notes upon satisfying the minimum sale requirements of the private placement of convertible debt. These notes were exchanged for an equal principal amount of the Company's convertible notes in May 2002. Of the $705,000 proceeds received by the Company, $230,481 was assigned as the fair value of the detachable warrants. The exchangeable notes contained a beneficial conversion feature determined to be $230,481 at the date of issuance. These amounts were recorded as an increase to interest expense during the quarter ended June 30, 2002 when the notes were exchanged into secured convertible notes. In fiscal 2002 (prior to the merger with Netword), the Company sold $9,200,000 principal amount of its 8% secured convertible notes which were converted into the Company's common stock at a price of $.10 per share immediately prior to the merger with Netword. Upon the merger, all outstanding shares of the Company (including the shares that were issued upon conversion of the Company's convertible notes) were exchanged for shares of Netword common stock at the rate of 36.3 shares of the Company's common stock for each share of Netword common stock.

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements




Note 10 -    RELATED PARTY TRANSACTIONS (CONTINUED)

             PLACEMENT AND OTHER FEES (CONTINUED)

             In connection with the secured convertible note offering, the Company incurred placement fees of approximately $1,369,000, of which a significant portion was payable to Spencer Trask. In addition, Spencer Trask also received warrants to purchase 407,323 shares of the Company's common stock at a price of $10.89 per share (valued at $1,038,549 using the Black-Scholes pricing model) as part of the placement fee arrangement. Both amounts were recorded as an increase to interest expense during the year ended December 31, 2002.

             Various shareholders and directors have provided services to the Company for compensation of $549,748 for the year ended December 31, 2001. These amounts were recorded as general and administrative expenses in the statement of operations.

Note 11 -    EMPLOYEE BENEFIT PLAN

             The Company has a 401(k) plan which covers substantially all employees. Employees may elect to contribute up to 15% of eligible compensation during any plan year subject to IRS limits. Matching contributions to the plan are made at the discretion of the Board of Directors. For the years ended December 31, 2002 and 2001, the Company has not made any matching contributions to the 401(k) plan.

Note 12 -    IMPAIRMENT OF LONG-LIVED ASSETS

             During the year ended December 31, 2001, the Company substantially reduced its number of employees, exited certain facilities, reduced overall expenses, had limited access to cash to fund operations and/or experienced other significant changes in its business, which indicated potential impairment of its recorded property and equipment, goodwill and related intangible values from the current year (see Note 1) and prior year acquisitions. The Company determined that certain property and equipment and intangible assets were no longer in use and that recorded goodwill and certain other intangible assets had become fully and permanently impaired. This decision was based on an analysis of the estimated undiscounted future cash flows of the associated operations. Accordingly, an impairment loss of $8,590,051 was recorded and is included in the consolidated statement of operations as impairment of long-lived assets. Property and equipment, goodwill and intangible amounts and the associated accumulated amortization were written off in conjunction with the impairment as follows:

                              HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements




Note 12 -    IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)
                                                                     2001
                                                             --------------
             Goodwill                                        $    5,799,084
             Assembled workforce                                  1,368,965
             Customer lists                                         383,309
             Other intangibles                                      295,906
             Property and equipment                                 742,787
                                                             --------------
                                                             $    8,590,051
                                                             ==============

Note 13 -    EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF CERTAIN LIABILITIES

             Throughout early 2002, the Company completed a restructuring of several liabilities through negotiations with vendors for settlements and/or abatement, which resulted in the satisfaction of approximately $7,000,000 of debt, accounts payable and other liabilities for total payments of approximately $2,500,000. In connection with this restructuring of liabilities, the Company recorded a gain from extinguishment of certain liabilities of approximately $4,500,000.

Note 14 -    RESTRUCTURING COSTS

             During 2001, the Company recognized a restructuring charge of $4,701,233 associated with its decision to reduce its headcount and reduce its overall facilities. The restructuring charge consisted of $3,887,900 related to severance payments for 164 employees and $813,333 of exit costs (future obligations on non-cancellable leases).

             Below is a summary of the restructuring activity in 2002:

                                              Balance
                                             Accrued at                                               Balance at
                                            December 31,                           Reserve            December 31,
                                                2001          Settlement          Reversal                2002
                                           --------------     ------------      -------------        --------------

Severance and related costs(1)             $    1,009,730     $    486,475      $     523,255        $     -
Exit costs(2)                                     813,333          164,115            649,218              -
                                           --------------     ------------      -------------        -------------
                                           $    1,823,063     $    650,590      $   1,172,473        $     -
                                           ==============     ============      =============        =============

             (1) As part of the Company's efforts to restructure its liabilities, the Company reached settlements with three former executives to reduce their amount of previously agreed severance benefits. This reduction, $523,255, has been reflected as a component of the extraordinary gain on the extinguishment of liabilities.

                               HOME DIRECTOR, INC.
                   Notes to Consolidated Financial Statements





Note 14 -    RESTRUCTURING COSTS (CONTINUED)

             (2) At December 31, 2001, the Company estimated its remaining non-cancellable lease obligation relating to exited facilities at $813,333. During 2002, the Company negotiated with a lessor to issue 22,048 warrants to purchase common stock at $10.89 per share in full satisfaction of the Company's remaining liability to that lessor. The Company recorded the warrants at their fair value of $16,734 and also paid $147,381 related to the exited facilities. The Company recorded a gain of $649,218 reflected as a component of the extraordinary gain on extinguishment of liabilities.

Note 15 -    CONTINGENCIES

             The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of its business and have not been fully adjudicated. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any such liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position or results of operations.

               On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint against the Company and Spencer Trask Ventures, Inc., the placement agent for the Company's Series B convertible preferred stock financing. Point West, one of the investors in that financing, has alleged misrepresentation in connection with that financing and is seeking rescission of its $500,000 investment. As of December 31, 2002, Point West is in receivership and, although the receiver may wish to pursue this action at a later date, the proceedings have been stayed.