Form 10QSB
period 2003-03-31
HOME DIRECTOR INC
filed 2003-05-15
CIK 715031

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 2003

      [ ]           Transition report under Section 13 or 15(d) of the
                    Exchange Act

                    For the transition  period from  _______  to _________


                        Commission file number 333-86873
                               HOME DIRECTOR, INC.
              (Exact Name of Small Business Issuer in Its Charter)

                  Delaware                             52-2143430
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

        2525 Collier Canyon Road, Livermore, California            94551
            (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (925) 373-0438




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,751,467 as of May 15, 2003


Transitional Small Business Disclosure Format (Check one): Yes ____; No  __X__

                                TABLE OF CONTENTS



                                                                         PAGE

PART I
Item 1. Financial Statements............................................   3
Item 2  Management's Discussion and Analysis or Plan of Operation.......  12
Item 3. Controls and Procedures.........................................  14

PART II
Item 1. Legal Proceedings...............................................  15
Item 2. Changes in Securities and Use of Proceeds.......................  15
Item 3. Defaults in Senior Securities...................................  15
Item 4. Submission of Matters to a Vote of Security Holders.............  15
Item 5. Other Information...............................................  15
Item 6. Exhibits and Reports on Form 8-K................................  15

Signatures .............................................................  17
Certifications .........................................................  18


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



                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002

                                                       ASSETS
                                                       ------                (Unaudited)
                                                                             Mar 31, 2003            Dec 31, 2002
                                                                           ---------------       ---------------------

Current assets:
    Cash and cash equivalents                                              $     1,159,259       $      2,557,214
    Accounts receivable, net of allowances                                       1,594,592              1,226,479
    Inventories, net of allowances                                               1,335,136              1,499,014
    Other current assets                                                           141,120                140,366
                                                                           ---------------       ----------------
                Total current assets                                             4,230,107              5,423,073
Property and equipment, net                                                        598,378                645,328
Customer lists, net of accumulated amortization                                   101,911                108,844
Goodwill, net of accumulated amortization                                        5,825,652              5,825,652
                                                                           ---------------       ----------------
                                                                           $    10,756,048       $     12,002,897
                                                                           ===============       ================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------
Current liabilities:
    Accounts payable and accrued expenses                                  $     1,750,337       $      2,249,712
    Payables to related parties                                                      2,690                291,793
    Notes payable                                                                  125,000                125,000
    Current portion of capital lease obligations                                   118,541                125,626
                                                                           ---------------       ----------------
                Total current liabilities                                        1,996,568              2,792,131
Capital lease obligations, less current portion                                     92,146                123,781
Commitments and contingencies (Note 5)
Shareholders' equity:
    Common stock, $0.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 3,751,467 shares                                       37,515                 37,515
    Additional paid-in capital                                                  75,739,080             75,699,296
    Accumulated deficit                                                        (67,109,261)           (66,649,826)
                                                                           ---------------       ----------------
                Total shareholders' equity                                       8,667,334              9,086,985
                                                                           ---------------       ----------------
                                                                           $    10,756,048       $     12,002,897
                                                                           ===============       ================



                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                      2003                   2002
                                                                           ---------------       ----------------

Revenue                                                                    $     2,464,076       $      2,508,516

Costs and expenses:
    Cost of revenue                                                              1,446,632              1,646,820
    General and administrative                                                     644,318                599,431
    Sales and marketing                                                            641,245                537,590
    Research and development                                                        99,178                203,662
    Depreciation and amortization                                                   94,671                232,263
                                                                           ---------------       ----------------
           Total costs and expenses                                              2,926,044              3,219,766
                                                                           ---------------       ----------------

Loss from operations                                                              (461,968)              (711,250)


Other income (expense), net                                                          2,533                 (3,716)
                                                                           ---------------       -----------------


Net loss                                                                   $      (459,435)      $       (714,966)
                                                                           ===============       ================


Net loss per common share - basic and diluted:
    Shares used in computing basic and diluted net loss
        per common share                                                         3,751,467                616,880
                                                                           ===============       ================


Net loss per share                                                         $         (0.12)      $          (1.16)
                                                                           ================      =================




                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                                                                                      2003                   2002
                                                                           ---------------      -----------------

Cash flows from operating activities:
    Net loss                                                               $      (459,435)     $        (714,966)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                               94,671                232,263
        Deferred rent                                                               (9,942)                    --
        Changes in operating assets and liabilities, net of
           assets and liabilities acquired:
        Accounts receivable                                                       (368,113)              (409,731)
        Inventories                                                                163,878                338,843
        Other current assets                                                          (754)              (239,307)
        Accounts payable and accrued expenses                                     (449,649)              (436,635)
                                                                           ----------------     ------------------
                Net cash used in operating activities                           (1,029,344)            (1,229,533)
                                                                           ----------------     ------------------
Cash flows from investing activities:
    Purchases of property and equipment                                            (40,788)                (2,131)
                                                                           ----------------     ------------------
                Net cash used in investing activities                              (40,788)                (2,131)
                                                                           ----------------     ------------------
Cash flows from financing activities:
    Net payments of payables to related parties                                   (289,103)                   ---
    Repayment of capital lease obligations                                         (38,720)               (15,257)
    Proceeds from issuance of convertible debt                                         ---                705,000
                                                                           ---------------      -----------------
                Net cash provided by (used in) financing
                   activities                                                     (327,823)               689,743
                                                                           ----------------     -----------------
Net decrease in cash                                                            (1,397,955)              (541,921)

Cash and cash equivalents at beginning of quarter                                2,557,214                563,046
                                                                           ---------------      -----------------

Cash and cash equivalents at end of quarter                                $     1,159,259      $          21,125
                                                                           ===============      =================



                                  Supplemental Disclosure of Cash Flow Information

                                                                                      2003                   2002
                                                                           ---------------      -----------------
Cash paid during the quarter
    Interest                                                               $         3,485      $           4,903
                                                                           ===============      =================

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
             -------------------------------------------------

             Home Director Technologies Inc. (formerly Home Director, Inc. "HDT") was incorporated on October 13, 1999 under the laws of the State of Delaware. On December 19, 2002, HDT was acquired by Netword, Inc. (now Home Director, Inc.) in a merger of Netword's special purpose subsidiary into HDT (the "Merger"). In the Merger, HDT's stockholders received shares of Netword common stock in accordance with the exchange ratio described in the merger agreement. Upon completion of the Merger, HDT's stockholders owned approximately 86% of the outstanding Netword common stock. The Merger was treated as a reverse merger, with HDT being the acquirer for accounting purposes. The pre-acquisition financial statements of HDT became the historical financial statements of the combined companies. The transaction was accounted for as the issuance of common stock by HDT for the net monetary assets of Netword, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the merged companies. Pre-acquisition stockholders' equity of HDT was retroactively restated for the equivalent number of shares of Netword received by HDT in the Merger, with differences between the par value of Netword's and HDT's stock recorded as paid-in capital. Transaction costs ($1,544,926 as of March 31, 2003) related to the Merger were also charged directly to equity. The transaction did not result in any additional goodwill or other intangible assets. All common share and per share amounts for all periods presented in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Merger. References in these notes to "the Company" are references to HDT as it existed before the Merger and the combined companies after the Merger.

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

Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of Home Director, Inc. (formerly Netword, Inc.) and its wholly-owned subsidiaries, HDT and Digital Interiors, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)


Unaudited Interim Financial Statements

             The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (SEC) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements of the Company.

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

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)


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

             As of March 31, 2003, two customers accounted for 39% of the accounts receivable balance and one customer accounted for 43% of the revenue for the three months ended March 31, 2003. As of December 31, 2002, two customers accounted for 53% and 57% of the accounts receivable balance and annual revenue, respectively.

              The Company is not currently dependent upon any single manufacturer and it believes that alternative manufacturing sources would be readily available without material delay in the event of the interruption of supplies from any of its current sources.

LOSS PER SHARE

              In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

              The effect of options to 585,806 and 37,955 shares of the Company's common stock outstanding during the three months ended March 31, 2003 and 2002, respectively, was not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

              The effect of warrants to 584,439 and 77,545 shares of the Company's common stock outstanding during the three months ended March 31, 2003 and 2002, respectively, was not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

REVENUE RECOGNITION

             The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company accrues for sales returns, rebate programs and warranty costs based on its experience.

             The Company recognizes revenue on certain builder installation projects under the percentage of completion method, based primarily on contract revenue milestones. On certain other installation projects, the Company recognizes revenue using the percentage of completion method, based upon actual costs incurred compared to the total estimated contract costs under the project. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. For these other installation projects, revenue recognized in excess of amounts billed of $203,808 and $208,648 at March 31, 2003 and December 31, 2002, respectively, is classified as current assets under "Accounts Receivable." Amounts billed in excess of revenue recognized to date of $25,106 at March 31, 2003 and December 31, 2002, respectively, are classified as current liabilities under "Accounts Payable and Accrued Expenses."

PROPERTY AND EQUIPMENT

             Property and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives which generally range from two to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)


INTANGIBLE ASSETS

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

INCOME TAXES

             The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has not recorded any income tax expense or benefit as a result of its available net operating loss carryforwards, which are fully reserved by a valuation allowance.

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

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

             In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for fiscal years beginning after December 15, 2002, with earlier application encouraged. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are to be applied prospectively from the date of adoption.

             In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 65, Amendment of FASB Statement No. 13 and Technical Corrections, effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The statement will require gains or losses from extinguishment of debt to be classified as operating items, as opposed to extraordinary items, unless they meet the more stringent criteria of APB No. 30. The statement requires retroactive reclassification for comparative financial statements issued after adoption.

             The Company will begin applying SFAS No. 145 as of the beginning of its December 31, 2003 year and beginning in the six months ending June 30, 2003, will reclassify the extraordinary gain from extinguishment of certain liabilities to operating income in its comparative financial statements issued after adoption. This reclassification will not have an impact on previously reported net loss.

             In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," ("SFAS 148"). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company is in the process of analyzing whether or not it will adopt fair value methodology under SFAS 148.

             At March 31, 2003, the Company has a stock-based compensation plan (the "Plan"), more fully described in the Company's proxy statement for its 2003 annual meeting of stockholders. The Company accounts for the Plan under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                    (In thousands, except per share amounts)

                                                                                  MARCH 31,             MARCH 31,
                                                                                     2003                2002
                                                                           --------------------  --------------------
             Net loss, as reported                                         $           (459,435) $           (714,966)
             Deduct:  Total stock-based employee compensation
              expense determined under fair value based method for
              all awards, net of income tax effects                                    (368,952)              (11,583)
                                                                           --------------------  --------------------
             Pro forma net loss                                            $           (828,387) $           (726,549)
                                                                           ===================== ====================

             Net loss per share:
                Basic and diluted-as reported                              $              (0.12) $              (1.16)
                                                                           ===================== =====================
                Basic and diluted-pro forma                                $              (0.22) $              (1.18)
                                                                           ===================== =====================

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 2 -     CAPITAL STOCK
             -------------

             On April 1, 2002, the Company's Board of Directors approved a one-for-ten reverse common stock split which was subsequently approved by the Company's stockholders as of May 2, 2002. An amendment to the Company's Certificate of Incorporation effecting the stock split was filed with the State of Delaware on May 2, 2002. All common share and per common share amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the effect of this common stock split.

             As of March 31, 2003, the Company has authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also has authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01.


Note 3 -     COMMON STOCK RESERVED FOR FUTURE ISSUANCE
             ----------------------------------------

             At March 31, 2003, the Company had reserved a total of 1,350,570 of its authorized 40,000,000 shares of common stock for future issuance as follows:

       Outstanding common stock warrants                             750,570
       Outstanding stock options                                     585,806
       Possible future issuance under stock option plan (1)           14,194
                                                                ------------
                                                                   1,350,570

(1) A total of 45,000 stock options have been granted, subject to stockholder approval of an increase in the Stock Option Plan from 600,000 to 750,000 shares.

Note 4 -     RELATED PARTY TRANSACTIONS
             --------------------------

             In February 2002, Donald B. Witmer, chairman of the Board of Directors and chief executive officer of the Company, Robert Wise, president, chief operating officer and a director of the Company, and Spencer Trask Venture Partners, LLC ("Spencer Trask"), an affiliate of the Company's financial adviser and one of its principal shareholders, purchased $110,000, $55,000 and $270,000 of HDT's exchangeable notes, respectively, which included 17,127 detachable warrants to purchase the HDT common stock at $.70 per share. The exchangeable notes were exchangeable into convertible notes upon satisfying the minimum sale requirements of the private placement of convertible debt. These notes were exchanged for an equal principal amount of HDT's convertible notes in May 2002. Of the $705,000 proceeds received by HDT, $230,481 was assigned as the fair value of the detachable warrants. The exchangeable notes contained a beneficial conversion feature determined to be $230,481 at the date of issuance. These amounts were recorded as an increase to interest expense during the quarter ended June 30, 2002 when the notes were exchanged into secured convertible notes. In fiscal 2002 (prior to the Merger), HDT sold $9,200,000 principal amount of its 8% secured convertible notes which were converted into HDT common stock at a price of $.10 per share immediately prior to the Merger. Upon the Merger, all outstanding shares of HDT (including the shares that were issued upon conversion of HDT's convertible notes) were exchanged for shares of Netword common stock at the rate of 36.3 shares of the HDT common stock for each share of Netword common stock.

Note 5 -     CONTINGENCIES
             -------------
             The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of its business and have not been fully adjudicated. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any such liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position or results of operations.

               On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's Series B convertible preferred stock financing. Point West, one of the investors in that financing, has alleged misrepresentation in connection with that financing and is seeking rescission of its $500,000 investment. As of December 31, 2002, Point West is in receivership and, although the receiver may wish to pursue this action at a later date, the proceedings have been stayed.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report. Some of the statements in this section that are not historical facts are forward-looking statements. You are cautioned that the forward-looking statements contained in this section are estimates and predictions, and that our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. The risks, uncertainties, and assumptions include, but are not limited to, those disclosed in our annual report on Form 10-KSB for our fiscal year ended December 31, 2002.

OVERVIEW

         We are Home Director, Inc. Until December 19, 2002, we were known as Netword, Inc. On that date, we changed our name and acquired all of the stock of Home Director Technologies, Inc. (formerly Home Director, Inc. and referred to in this report as "HDT"). The acquisition was accomplished by the merger of Netword's special purpose subsidiary into HDT (the "Merger"). As a result of the Merger, the former stockholders of HDT acquired a majority of the voting interests in Netword; consequently, the Merger was treated as a reverse acquisition, with HDT treated as the acquirer for accounting purposes. The pre-Merger financial statements of HDT are treated as the historical financial statements of the combined companies. At the time of the Merger, Netword had no continuing operations. Its historical results would not be meaningful if combined with the historical results of HDT. As a result of the Merger, the business of HDT is now our only business.

         Our revenues consist primarily of revenues from the sale of home networking hardware and services.

         Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of March 31, 2003, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

         General and administrative expenses consist primarily of expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

         In 2002, HDT raised approximately $8.9 million (excluding $0.27 million received from Netword) through the private sale of convertible notes and used a portion of the proceeds to satisfy approximately $7.0 million in debt in a restructuring whereby HDT paid its creditors approximately $2.5 million. The notes automatically converted into shares of HDT common stock immediately before the Merger and were then exchanged for shares of our common stock in the Merger.

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

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2003 and 2002

          Total revenues consisted of revenues from the sale of home networking hardware and services. Revenues for the quarter were $2,464,000 in 2003, compared to $2,509,000 in 2002, a decrease of 2% and primarily attributable to reduced hardware sales. We announced on January 28, 2003 new contracts to provide networking solutions to SummerHill Homes and Richmond American Homes, Los Angeles Division, and on February 24, 2003, Sears announced its intention to expand its Connected Home initiative, which uses our home networking solutions, nationwide. Additionally, the Company earned its first revenues with two other new home builders, Greystone Homes and Passport Homes. Furthermore, we plan to expand our business into new geographic areas by way of one or more strategic acquisitions of local or regional home networking integrators. There can be no assurance, however, that our revenues will increase as a result of the above mentioned contracts, that we will be able to complete any future strategic acquisitions or that any such acquisitions will be beneficial.

     Total costs and expenses for the quarter decreased by $294,000 (or 9%) in 2003, compared to 2002. The reduction in total costs and expenses is primarily attributable to reduced cost of revenues (59% of revenues in 2003 compared to 66% in 2002) caused by lower hardware product costs and service installation costs and depreciation and amortization costs. The reduction is also a result of our cost reduction initiatives, which we believe will have a favorable impact on comparative expenses in future periods. However, from time-to-time we may incur additional professional fees as we attempt to expand our business into new geographic areas, especially by way of one or more strategic acquisitions.

            Our net loss in 2003 was approximately $459,000, as compared to a net loss of approximately $715,000 in 2002, an improvement of 36%. The substantial improvement was primarily attributable to the expense reduction items discussed above. Net loss was $0.12 per share in 2003, as compared to a net loss of $1.16 per share in 2002, attributable to the reduction in net loss and an increase in the number of shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, HDT financed its operations primarily through the sale of equity securities. As of March 31, 2003, we had cash, cash equivalents, investments and interest receivable totaling $1.2 million.

         Net cash used in operating activities was $1.0 million for the three months ended March 31, 2003 and $1.2 million for the three months ended March 31, 2002. In both periods, net cash used in operating activities was primarily due to funding of net operating losses, increases in accounts receivable and payments to reduce accounts payable. In 2003, payments to reduce accounts payable were primarily attributable to payments for legal and accounting fees of $480,000 related to the Merger.

         Net cash used in investing activities was $41,000 for the three months ended March 31, 2003 and $2,000 for the three months ended March 31, 2002. Cash was used during these periods to purchase property and equipment.

         Net cash used in financing activities was $0.3 million for the three months ended March 31, 2003 and net cash provided by financing activities during the three months ended March 31, 2002 was $0.7 million. Net cash used in financing activities during 2003 was primarily as a result of the payment of a $250,000 fee to the Company's financial adviser in connection with the Merger, and the net cash provided by financing activities during 2002 was primarily proceeds from the issuance of HDT's convertible notes which were converted into shares of HDT common stock immediately before the Merger

     We believe that the available cash resources and funds generated from operations will be sufficient to finance our operations for at least the next twelve months; however, the achievement of our fiscal 2003 business plan is critical to maintaining adequate liquidity. In addition, in May 2003, the Company received a proposal letter from a commercial bank to provide a revolving line of credit of up to $1 million for working capital purposes. Furthermore, we may need to raise additional capital to fund expansion of our business into new geographic areas, including potential strategic acquisitions, and to provide additional working capital. To the extent feasible, we may be able to pay for those acquisitions through issuance of shares of our common stock or other of our equity or debt securities. We expect to seek additional capital, when needed, through sales of additional equity or debt securities and/or institutional loans; but there can be no assurance that capital will be available from such sources on acceptable terms, or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long-term borrowings.

         The minimum commitments under non-cancellable capital and operating leases at March 31, 2003 are as follows:



                                 (In thousands)

           Year                                                                Capital                 Operating
         Ending                                                                Leases                     Leases
         ------                                                        -----------------         ------------------
         2003                                                          $          95,514         $          291,308
         2004                                                                    106,071                    312,605
         2005                                                                     27,611                    257,326
         2006                                                                      1,239                    194,986
         2007                                                                        ---                    200,493
         Thereafter                                                                  ---                     33,492
                                                                       -----------------         ------------------
         Total minimum payments                                                  230,435         $        1,290,210
                                                                                                 ==================
         Less:  Amounts representing interest                                     19,748
                                                                       -----------------
         Present value of minimum lease payments                                 210,687
         Less:  Current portion of capital lease payments                        118,541
                                                                       -----------------
         Long-term portion of capital lease payments                   $          92,146
                                                                       =================


ITEM 3. CONTROLS AND PROCEDURES

     Disclosure Controls and Internal Controls. Disclosure controls ("Disclosure Controls") are procedures that are designed for the purpose of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Internal controls ("Internal Controls") are designed for the purpose of providing reasonable assurance that our transactions are properly authorized, recorded and reported and that our assets are safeguarded from improper use to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Evaluation of our Disclosure Controls. Within 90 days prior to the date of this quarterly report, we evaluated the effectiveness of the design and operation of our Disclosure Controls. This evaluation (the "Disclosure Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO"), President and Chief Financial Officer ("CFO").

Scope of the Disclosure Controls Evaluation. The evaluation of our Disclosure Controls included a review of the objectives, design and implementation and the effect of the controls on the information generated for use in this quarterly report. During the Disclosure Controls Evaluation, we sought to identify problems and to confirm that appropriate corrective action, including process improvements, were implemented as necessary.

Conclusions regarding Disclosure Controls. Rules adopted by the SEC require us to present the conclusions of our CEO, President and CFO about the effectiveness of our Disclosure Controls based on and as of the date of the Disclosure Controls Evaluation. Based upon the Disclosure Controls Evaluation, the CEO, President and CFO have concluded that, subject to the limitations noted below, our Disclosure Controls are effective to ensure that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO, President and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls. Rules adopted by the SEC also require us to disclose whether there were significant changes in our Internal Controls or in other factors that could significantly affect Internal Controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the SEC's requirements, the CEO, President and the CFO note that, since the date of their last evaluation, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CEO, President and CFO Certifications. Immediately following the "Signatures" section of this quarterly report are the certifications of the CEO, the President and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning Disclosure Controls and Internal Controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On January 17, 2003, pursuant to our Stock Option Plan, we granted options to certain of our directors, officers and employees to purchase an aggregate of 529,600 shares of Common Stock at an exercise price of $3.75 per share. Such grants were exempt from registration pursuant to Section 4(2) of the Securities Act, since they were made to a small number of informed persons who were provided with all information relevant to their investment decisions. None of the options have been exercised, and we plan to register the offering of Common Stock pursuant to the options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5:  OTHER INFORMATION

None.



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS
        --------

99.1     Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of President in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99.3     Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    REPORTS ON FORM 8-K
       --------------------

On February 5, 2003, we filed a report on Form 8-K reporting a disclosure under Regulation FD.



                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOME DIRECTOR, INC.
                                      (Registrant)

                                       By: /S/ DONALD B. WITMER
                                       -------------------------------------
                                       Donald B. Witmer
                                       Chairman and Chief Executive Officer

                                       By: /S/ ROBERT N. WISE
                                       -------------------------------------
                                       Robert N. Wise
                                       President and Chief Operating Officer

                                       By: /S/ DARYL STEMM
                                       -------------------------------------
                                       Daryl Stemm
                                       Chief Financial Officer and Secretary



Date:  May 15, 2003

                                  CERTIFICATION

I, Donald B. Witmer, the Chairman and Chief Executive Officer of Home Director, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Home Director, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                           /s/  Donald B. Witmer
                                            ------------------------------------
                                           Donald B. Witmer
                                           Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Robert N. Wise, the President and Chief Operating Officer of Home Director, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Home Director, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                  /s/  Robert N. Wise
                                   ---------------------------------------
                                  Robert N. Wise
                                  President  and Chief Operating  Officer

                                  CERTIFICATION

I, Daryl Stemm, the Chief Financial Officer and Secretary of Home Director, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Home Director, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                             /s/ Daryl Stemm
                              ---------------------------------------
                             Daryl Stemm
                             Chief Financial Officer and Secretary