Form 10QSB
period 2003-06-30
HOME DIRECTOR INC
filed 2003-08-19
CIK 715031

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 2003

      [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________________ to _____________


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




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,751,467 as of August 14, 2003


Transitional Small Business Disclosure Format (Check one): Yes ____; No  __x__
                                                                           -

                                TABLE OF CONTENTS



                                                                         PAGE

PART I
Item 1. Financial Statements............................................   3
Item 2  Management's Discussion and Analysis or Plan of Operation.......  12
Item 3. Controls and Procedures.........................................  15

PART II
Item 1. Legal Proceedings...............................................  16
Item 2. Changes in Securities and Use of Proceeds.......................  16
Item 3. Defaults in Senior Securities...................................  16
Item 4. Submission of Matters to a Vote of Security Holders.............  16
Item 5. Other Information...............................................  17
Item 6. Exhibits and Reports on Form 8-K................................  17

Signatures .............................................................  18
Certifications .........................................................  19


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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002

                                          ASSETS                              (Unaudited)
                                          ------
                                                                             June 30, 2003        Dec  31,  2002
Current assets:                                                            ---------------      -----------------
    Cash and cash equivalents                                              $       215,879       $      2,557,214
    Accounts receivable, net of allowances                                       1,950,886              1,226,479
    Inventories, net of allowances                                               1,543,137              1,499,014
    Other current assets                                                           161,204                140,366
                                                                           ---------------       ----------------
                Total current assets                                             3,871,106              5,423,073
Property and equipment, net                                                        546,166                645,328
Customer lists, net of accumulated amortization                                     94,978                108,844
Goodwill, net of accumulated amortization                                        5,825,652              5,825,652
                                                                           ---------------       ----------------
                                                                           $    10,337,902       $     12,002,897
                                                                           ===============       ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      -------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                  $     1,939,813       $      2,249,712
    Payables to related parties                                                        ---                291,793
    Notes payable                                                                  125,000                125,000
    Current portion of capital lease obligations                                   110,822                125,626
                                                                           ---------------       ----------------
                Total current liabilities                                        2,175,635              2,792,131
Capital lease obligations, less current portion                                     85,376                123,781

Other Long Term Liabilities                                                         462,426                    ---
Commitments and contingencies (Note 6)
    Shareholders' equity:
    Common stock, $0.01 par value
        Authorized - 40,000,000 shares
        Issued and outstanding - 3,751,467 shares                                   37,515                 37,515
    Additional paid-in capital                                                  75,739,080             75,699,296
    Accumulated deficit                                                        (68,162,130)           (66,649,826)
                                                                           ---------------       ----------------
                Total shareholders' equity                                       7,614,465              9,086,985
                                                                           ---------------       ----------------
                                                                           $    10,337,902       $     12,002,897
                                                                           ===============       ================


              See accompanying notes to these financial statements.


                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
         For the Three & Six Month Periods Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                  For the three months ended                         For the six months ended
                                                  --------------------------                         ------------------------
                                              June 30, 2003         June 30, 2002              June 30, 2003          June 30, 2002
                                              -------------         -------------              -------------          -------------

Revenue
                                           $2,496,909            $2,839,466                 $4,960,985            $5,347,982
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
Costs and expenses:
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
  Cost of revenue
                                           1,407,865             1,966,339                  2,854,495             3,613,159
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
  General and administrative
                                           718,247               1,222,537                  1,362,565             1,821,968
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
  Sales and marketing
                                           662,194               629,790                    1,303,439             1,167,380
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
  Research and development
                                           55,524                158,175                    154,702               361,837
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
  Depreciation and amortization
                                           100,218               233,710                    194,890               465,973
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
  Provision for abandonment of facility
                                           590,000               ---                        590,000               ---
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
  Gain on extinguishment of certain
   liabilities                             ---                   (4,660,413)                ---                   (4,660,413)
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
        Total costs and expenses
                                           $3,534,048            $(449,862)                 $6,460,091            $2,769,904
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
Income (Loss) from operations
                                           $(1,037,139)          $3,289,328                 $(1,499,106)          $2,578,078
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
Other expense, net
                                           (15,730)              (875,585)                  (13,198)              (879,301)
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
Net income (loss)
                                           $(1,052,869)          $2,413,743                 $(1,512,304)          $1,698,777
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
Comprehensive income (loss)
                                           $(1,052,869)          $2,413,743                 $(1,512,304)          $1,698,777
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
Net income (loss) per common share - basic and diluted:
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------

------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
    Shares used in computing basic net
income (loss) per common share             3,751,467             622,828                    3,751,467             619,871
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
   Shares used in computing diluted net
income (loss) per common share             3,751,467             768,243                    3,751,467             1,093,249
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------

------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
Net income (loss) per share
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
   Basic:
                                           $(.28)                $3.88                      $(.40)                $2.74
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------
  Diluted:
                                           $(.28)                $3.14                      $(.40)                $1.55
------------------------------------------ --------------------- -------------------- ----- --------------------- -----------------


              See accompanying notes to these financial statements.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                                                                                      2003                   2002
                                                                           ---------------      ------------------------
Cash flows from operating activities:
    Net income (loss)                                                      $    (1,512,304)     $       1,698,777
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                              194,890                465,973
        Provision for abandonment of facility                                      590,000                    ---
        Gain from extinguishment of certain liabilities                                ---             (4,660,413)
        Noncash expenses from warrant issuances                                        ---                235,677
        Interest expense on debt discount and amortization of
          deferred financing fees                                                      ---                794,689
        Changes in operating assets and liabilities, net of
           assets and liabilities acquired:
        Accounts receivable                                                       (724,407)              (670,659)
        Inventories                                                                (44,123)               157,776
        Other current assets                                                       (20,838)               128,415
        Accounts payable and accrued expenses                                     (397,689)            (2,177,941)
                                                                           ----------------     ------------------
                Net cash used in operating activities                           (1,914,471)            (4,027,706)
                                                                           ----------------     ------------------
Cash flows from investing activities:
    Purchases of property and equipment                                            (81,862)                (4,216)
    Merger costs                                                                       ---               (626,363)
                                                                           ---------------      ------------------
                Net cash used in investing activities                              (81,862)              (630,579)
                                                                           ----------------     ------------------
Cash flows from financing activities:
    Net payments of payables to related parties                                   (291,793)                   ---
    Repayment of capital lease obligations                                         (53,209)              (219,714)
    Proceeds from issuance of common stock                                             ---                 33,436
    Proceeds from issuance of convertible notes                                        ---              7,226,683
    Debt financing costs                                                               ---             (1,015,319)
                                                                           ---------------      ------------------
                Net cash provided by (used in) financing
                   activities                                                     (345,002)             6,025,086
                                                                           ----------------     -----------------
Net increase (decrease) in cash and cash equivalents                            (2,341,335)             1,366,801

Cash and cash equivalents at beginning of period                                 2,557,214                563,046
                                                                           ---------------      -----------------

Cash and cash equivalents at end of period                                 $       215,879      $       1,929,847
                                                                           ===============      =================



                Supplemental Disclosure of Cash Flow Information

                                                                                      2003                   2002
                                                                           ----------------      ---------------------
Cash paid during the quarter
    Interest                                                               $        17,316      $          11,250
                                                                           ===============      =================


              See accompanying notes to these financial statements.

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -     Basis of Presentation and Description of Business
             -------------------------------------------------

             Home Director Technologies Inc. (formerly Home Director, Inc. "HDT") was incorporated on October 13, 1999 under the laws of the State of Delaware. On December 19, 2002, HDT was acquired by Netword, Inc. (now Home Director, Inc.) in a merger of Netword's special purpose subsidiary into HDT (the "Merger"). In the Merger, HDT's stockholders received shares of Netword common stock in accordance with the exchange ratio described in the merger agreement. Upon completion of the Merger, HDT's stockholders owned approximately 86% of the outstanding Netword common stock. The Merger was treated as a reverse merger, with HDT being the acquirer for accounting purposes. The pre-acquisition financial statements of HDT became the historical financial statements of the combined companies. The transaction was accounted for as the issuance of common stock by HDT for the net monetary assets of Netword, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the merged companies. Pre-acquisition stockholders' equity of HDT was retroactively restated for the equivalent number of shares of Netword received by HDT in the Merger, with differences between the par value of Netword's and HDT's stock recorded as paid-in capital. Transaction costs ($1,544,926 as of June 30, 2003) related to the Merger were also charged directly to equity. The transaction did not result in any additional goodwill or other intangible assets. All common share and per share amounts for all periods presented in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Merger. References in these notes to "the Company" are references to HDT as it existed before the Merger and the combined companies after the Merger.

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

Unaudited Interim Financial Statements

             The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (SEC) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB filed with the SEC on March 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements of the Company.

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)


Summary of Significant Accounting Policies

USE OF ESTIMATES

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete and slow-moving inventory and estimates regarding the recoverability of long-lived assets. Actual results can differ from those estimates.

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

             As of June 30, 2003, two customers accounted for 35% of the accounts receivable balance and one customer accounted for 36% of the revenue for the six months ended June 30, 2003 and two customers accounted for 47% of the revenue for the quarter ended June 30, 2003. As of December 31, 2002, two customers accounted for 53% and 57% of the accounts receivable balance and annual revenue, respectively.

              The Company is not currently dependent upon any single manufacturer and it believes that alternative manufacturing sources would be readily available without material delay in the event of the interruption of supplies from any of its current sources.

INCOME (LOSS) PER SHARE

              In accordance with SFAS 128, basic and diluted net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

              The effect of options to purchase 643,306 shares of the Company's common stock outstanding during the three and six month periods ended June 30, 2003 were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

              The effect of warrants to purchase 584,439 shares of the Company's common stock outstanding during the three and six month periods ended June 30, 2003 were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)


REVENUE RECOGNITION

             The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company accrues for sales returns, rebate programs and warranty costs based on its experience.

             The Company recognizes revenue on certain builder installation projects under the percentage of completion method, based primarily on contract revenue milestones. On certain other installation projects, the Company recognizes revenue using the percentage of completion method, based upon actual costs incurred compared to total estimated contract costs under the project. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. For these other installation projects, revenue recognized in excess of amounts billed of $248,315 and $208,648 at June 30, 2003 and December 31, 2002, respectively, is classified as current assets under "Accounts Receivable." Amounts billed in excess of revenue recognized to date of $17,675 and $25,106 at June 30, 2003 and December 31, 2002,
respectively, are classified as current liabilities under "Accounts Payable and Accrued Expenses."

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

                              Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)


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

             In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for fiscal years beginning after December 15, 2002, with earlier application encouraged. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are to be applied prospectively from the date of adoption.

             In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 65, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The statement will require gains or losses from extinguishment of debt to be classified as operating items, as opposed to extraordinary items, unless they meet the more stringent criteria of APB No. 30. The statement requires retroactive reclassification for comparative financial statements issued after adoption.

             The Company began applying SFAS No. 145 as of the beginning of its December 31, 2003 year and for the six months ended June 30, 2003, has reclassified the extraordinary gain from extinguishment of certain liabilities to operating income in its comparative financial statements issued after adoption. This reclassification did not have an impact on previously reported net loss.

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

             At June 30, 2003, the Company has a stock-based compensation plan (the "Plan"), more fully described in the Company's proxy statement for its 2003 annual meeting of stockholders. The Company accounts for the Plan under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

                               Home Director, Inc.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)


             The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                    (In thousands, except per share amounts)
                                                                              June 30.              June 30,
                                                                                  ----                  ----
                                                                                   2003                2002
                                                                            -------------------- ----------------
             Net income (loss), as reported                                $         (1,512,304)  $     1,698,777
             Deduct:  Total stock-based employee compensation
              expense determined under fair value based method for
              all awards, net of income tax effects                                    (783,824)         (23,165)
                                                                           --------------------- ----------------
             Pro forma net income (loss)                                   $         (2,296,128) $     1,675,612
                                                                           ===================== =================

             Net income (loss) per share:
                Basic - as reported                                        $              (0.40) $         2.74
                                                                           ===================== =================

                Diluted - as reported                                      $              (0.40) $         1.55
                                                                           ===================== =================

                   Basic - proforma                                        $              (0.61) $         2.70
                                                                           ===================== =================


                Diluted - proforma                                         $              (0.61) $         1.53
                                                                           ===================== ==================



Note 2 -     Capital Stock

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

             As of June 30, 2003, the Company had authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also had authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01.

Note 3 -     Common Stock Reserved for Future Issuance

             At June 30, 2003, the Company had reserved a total of 1,540,570 of its authorized 40,000,000 shares of common stock for future issuance as follows:

   Outstanding common stock warrants                                750,570
   Possible future issuance of common stock warrants                 40,000
   Outstanding stock options                                        643,306
   Possible future issuance under stock option plan                 106,694
                                                               ------------
                                                                  1,540,570

                     Home Director, Inc.
    Condensed Notes to Consolidated Financial Statements
                         (Unaudited)


Note 4 -     Related Party Transactions

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

Note 5-      Provision for Abandonment of Facility

             In June 2003, the Company exited its Durham, North Carolina warehouse facility and relocated the operations to its Livermore, California facility. As a result, the Company recorded a provision of $590,000 related to the remaining lease commitment associated with the Durham facility. This provision is included as part of accounts payable and accrued expenses and other long-term liabilities on the accompanying balance sheet. There were no severance costs associated with this abandonment.

         On June 17, 2003, Tri-Center Realty, Inc. ("Tri-Center") filed a complaint against HDT in the State of North Carolina, Superior Court Division. Tri-Center, the landlord of HDT's warehouse in Durham, North Carolina, has alleged breach of contract and is seeking $555,000 in damages. The outcome of such complaint or the Company's attempt to resolve the matter outside of the courts cannot be predicted at this time.

Note 6 -     Contingencies

             The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of its business and have not been fully adjudicated. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation, and we cannot assure you that any liability arising from this litigation will not be material in relation to the Company's consolidated financial position or results of operations.

               On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's Series B convertible preferred stock financing in the New York State Supreme Court. Point West, one of the investors in that financing, has alleged misrepresentation in connection with that financing and is seeking rescission of its $500,000 investment. As of December 31, 2002, Point West was in receivership and, although the receiver may wish to pursue this action at a later date, the proceedings have been stayed.

         On June 17, 2003, Tri-Center Realty, Inc. ("Tri-Center") filed a complaint against HDT in the State of North Carolina, Superior Court Division. Tri-Center, the landlord of HDT's warehouse in Durham, North Carolina, has alleged breach of contract and is seeking $555,000 in damages. The outcome of such complaint or the Company's attempt to resolve the matter outside of the courts cannot be predicted at this time.

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

         Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of June 30, 2003, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

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

         Allowance for Doubtful Accounts. Accounts receivable are unsecured and we maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent or others when information known to us indicates amounts may be uncollectable; in order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit-worthiness, changes in customer payment patterns and any correspondence with the customer. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods and it could have a material adverse effect on our financial condition and results of operation.

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

RESULTS OF OPERATIONS

         Three and Six Months Ended June 30, 2003 and 2002

          Total revenues consisted of revenues from the sale of home networking hardware and services. Revenues for the second quarter were $2,497,000 in 2003, compared to $2,839,000 in the second quarter of 2002, a decrease of 12% and primarily attributable to reduced hardware sales. On a year-to-date basis revenues were $4,961,000 in 2003, compared to $5,348,000 in 2002, a decrease of 7% and also primarily attributable to reduced hardware sales. Thus far this year we have signed new contracts to provide networking solutions to SummerHill Homes, Richmond American Homes-Los Angeles Division, Greystone Homes, Passport Homes, L&D Construction, Cobblestone Homes and Jonathan Homes and on
April 17, 2003, we entered into an agreement with Sears, under which Sears uses our home networking solutions nationwide in its Connected Home initiative. Furthermore, we plan to expand our business into new geographic areas by way of one or more strategic acquisitions of local or regional home networking integrators. There can be no assurance, however, that our revenues will increase as a result of the above mentioned contracts, that we will be able to complete any future strategic acquisitions or that any such acquisitions will be beneficial.

            Total costs and expenses were $3,534,000 for the second quarter of 2003, compared to ($450,000) in the second quarter of 2002. On a year-to-date basis total costs and expenses were $6,460,000 in 2003, compared to $2,770,000 in 2002. The increase in both periods was primarily attributable to the gain on extinguishment of certain liabilities of $4,660,000 recorded in the second quarter of 2002. Total costs and expenses, excluding the provision for the abandonment of the North Carolina facility of $590,000 which was recorded in the second quarter of 2003 and the gain on extinguishment of certain liabilities of $4,660,000 recorded in the second quarter of 2002, decreased by $1,267,000 (or 30%) in the second quarter of 2003, compared to the second quarter of 2002. On a year-to-date basis costs and expenses, excluding the provision for abandonment of the facility and the gain on extinguishment of liabilities referred to above, decreased by $1,560,000 (or 21%) in 2003, compared to 2002. We believe that comparing the total cost and expenses as adjusted for abandonment of the facility and gain on extinguishment of the liabilities referred to above is meaningful because it allows the reader to compare results of operations without one-time charges and expenses. The reduction in total costs and expenses (excluding the items described above) is primarily attributable to reduced cost of revenues (58% of revenues in 2003 compared to 68% in 2002) caused by lower hardware product costs and service installation costs, general and administrative and depreciation and amortization costs. While we believe that we will continue to have favorable expense comparisons in future periods, from time-to-time, we may incur additional professional fees as we attempt to expand our business into new geographic areas, especially by way of one or more strategic acquisitions.

            Interest expense for the six months ended June 30, 2002 was adversely affected by certain expenses related to the Company's sale of convertible notes. The charges include interest accrued on the convertible notes (subsequently paid in common stock in December 2002) and the amortization of costs of the sale of convertible notes, which together totaled nearly $900,000 in the second quarter of 2002.

     Our net loss in the second quarter of 2003 was approximately $1,053,000, as compared to net income of approximately $2,414,000 in 2002. On a year-to-date basis, the net loss for the first six months of 2003 was $1,512,000 as compared to net income of $1,699,000 for the first six months of 2002. The change was primarily attributable to the gain on extinguishment of certain liabilities recorded in the second quarter of 2002. The table below reconciles our reported net income (loss) to our adjusted net income (loss) ("Adjusted Loss") by excluding the items indicated below:

------------------------------------------ ------------------------------------------  --------------------------------------------
                                                  For the three months ended                    For the six months ended
                                                  --------------------------                    ------------------------
                                             June 30, 2003         June 30, 2002         June 30, 2003          June 30, 2002
                                              -------------         -------------         -------------          -------------
Net income (loss) - as reported            $ (1,052,869)         $ 2,413,743           $(1,512,304)              1,698,777
------------------------------------------ --------------------- --------------------  --------------------- ----------------------
Adjustments:
------------------------------------------ --------------------- --------------------  --------------------- ----------------------
  Provision for abandonment of facility
                                               590,000            ---                      590,000                     ---
------------------------------------------ --------------------- --------------------  --------------------- ----------------------
  Gain on extinguishment of certain
   liabilities                                  ---              (4,660,413)              ---                   (4,660,413)
------------------------------------------ --------------------- --------------------  --------------------- ----------------------
  Other expense
  Interest and other expense
  associated with convertible notes             ---                 875,585               ---                      875,585
------------------------------------------ --------------------- --------------------  --------------------- ----------------------
Adjusted Loss                              $(462,869)           $(1,371,085)           $  (922,304)             $(2,086,051)


            The Adjusted Loss from operations for the second quarter of 2003 was $463,000 compared to an Adjusted Loss from operations of $1,371,000 for the second quarter of 2002 - a decrease of 66%. On a year-to-date basis the Adjusted Loss from operations for 2003 was $922,000 as compared to an Adjusted Loss from operations of $2,086,000 for 2002 - a decrease of 56%.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, HDT financed its operations primarily through the sale of equity securities. As of June 30, 2003, we had cash, cash equivalents, investments and interest receivable totaling approximately 216,000.

         Cash used in the first six months of 2003 has totaled $2.3 million. Of that amount approximately $730,000 was used for payments for Merger related expenses for legal, accounting and financial advisory services. The balance was primarily used to fund the cash operating loss ($909,000) and an increase in accounts receivable ($724,000.)

         Net cash used in operating activities was $1.9 million for the six months ended June 30, 2003 and $4.0 million for the six months ended June 30, 2002. Net cash used for both periods in operating activities was primarily due to increases in accounts receivable, funding of operating losses and payments to reduce accounts payable. Payments to reduce accounts payable in 2003 were primarily attributable to payments for legal and accounting fees of $480,000 related to the Merger.

         Net cash used in investing activities was $81,000 for the six months ended June 30, 2003 and $630,000 for the six months ended June 30, 2002. Cash was used during 2003 to purchase property and equipment. Cash was used during 2002 primarily for merger costs.

         Net cash used in financing activities was $345,000 for the six months ended June 30, 2003 and net cash provided by financing activities during the six months ended June 30, 2002 was $6.0 million. Net cash used in financing activities during 2003 was primarily as a result of the payment of a $250,000 fee to the Company's financial adviser in connection with the Merger, and the net cash provided by financing activities during 2002 was primarily proceeds from the issuance of HDT's convertible notes which were converted into shares of HDT common stock immediately before the Merger.

         We believe that the available cash resources and funds generated from operations will be sufficient to finance our operations for at least the next twelve months; however, the achievement of our fiscal 2003 business plan is critical to maintaining adequate liquidity and we cannot assure you that we have sufficient funds to finance our operations for the next twelve months. Furthermore, we may need to raise additional capital to fund expansion of our business into new geographic areas, including potential strategic acquisitions, and to provide additional working capital. To the extent feasible, we may be able to pay for those acquisitions through issuance of shares of our common stock or other of our equity or debt securities. We expect to seek additional capital, when needed, through sales of additional equity or debt securities and/or institutional loans; there can be no assurance that capital will be available from such sources on acceptable terms, or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long-term borrowings.

         The minimum commitments under non-cancellable capital and operating leases at June 30, 2003 are as follows:

                                 (In thousands)
           Year                                Capital            Operating
         Ending                                Leases                Leases
         ------                        -----------------    ------------------
         2003 - Remainder              $          61,277    $          377,577
         2004                                    106,071               343,957
         2005                                     27,611               257,326
         2006                                      1,239               194,986
         2007                                        ---               200,493
         Thereafter                                  ---                33,492
                                       -----------------    ------------------
         Total minimum payments        $         196,198    $        1,407,831
                                       =================    ==================


ITEM 3. CONTROLS AND PROCEDURES

     CEO, President and CFO Certifications. Attached as exhibits to this quarterly report are the certifications of the CEO, President and the CFO required by Rules 13a-15 and 15d-15 the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Disclosure Controls. Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Internal Controls over Financial Reporting. Internal Controls over Financial Reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and includes those policies and procedures that:

 -pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

 -provide reasonable assurance our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

 -provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Limitations on the Effectiveness of Controls. Our management, including the CEO, President and CFO, do not expect that our Disclosure Controls or Internal Controls over Financial Reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the CEO, President and CFO note that, during the quarter ended June 30, 2003, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO, President and CFO have concluded, as of June 30, 2003, that, subject to the limitations noted above, the Company's Disclosure Controls are effective to provide reasonable assurance that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO, President and CFO.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

             The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of its business and have not been fully adjudicated. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation, and we cannot assure you that any liability arising from this litigation will not be material in relation to the Company's consolidated financial position or results of operations.

               On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's Series B convertible preferred stock financing in the New York State Supreme Court. Point West, one of the investors in that financing, has alleged misrepresentation in connection with that financing and is seeking rescission of its $500,000 investment. As of December 31, 2002, Point West was in receivership and, although the receiver may wish to pursue this action at a later date, the proceedings have been stayed.

                On June 17, 2003, Tri-Center Realty, Inc. ("Tri-Center") filed a complaint against HDT in the State of North Carolina, Superior Court Division. Tri-Center, the landlord of HDT's warehouse in Durham, North Carolina, has alleged breach of contract and is seeking $555,000 in damages. The outcome of such complaint or the Company's attempt to resolve the matter outside of the courts cannot be predicted at this time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended June 30, 2003, pursuant to our Stock Option Plan, we granted options to certain of our directors, officers and employees to purchase an aggregate of 57,500 shares of Common Stock at an exercise price equivalent to the fair value on their respective grant dates. Such grants were exempt from registration pursuant to Section 4(2) of the Securities Act, since they were made to a small number of informed persons who were provided with all information relevant to their investment decisions. None of the options have been exercised, and we plan to register the offering of Common Stock pursuant to the options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Our Annual Meeting of Stockholders was held on June 26, 2003. Holders of an aggregate of 3,751,467 shares of our common stock at the close of business on April 29, 2003 were entitled to vote at the meeting, of which 2,192,263 were present in person or represented by proxy. At such meeting, the Company's stockholders voted as follows:

          Proposal 1.

            To elect eight directors to serve until the 2004 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified.

------------------------------------- ----------------------------------- -----------------------------------
          NAME OF NOMINEE                TOTAL VOTE FOR EACH NOMINEE        TOTAL VOTE WITHHELD FROM EACH
          ---------------                ---------------------------        ------------------------------
                                                                                       NOMINEE
------------------------------------- ----------------------------------- -----------------------------------

Donald B. Witmer                      2,129,996                           62,267
------------------------------------- ----------------------------------- -----------------------------------

Robert N. Wise                        2,129,709                           62,554
------------------------------------- ----------------------------------- -----------------------------------

Vijay Bobba                           2,158,992                           33,271
------------------------------------- ----------------------------------- -----------------------------------

Robert B. Clasen                                                          33,271
                                      2,158,992
------------------------------------- ----------------------------------- -----------------------------------

Kent M. Klineman                      2,142,243                           50,020
------------------------------------- ----------------------------------- -----------------------------------

Ezra P. Mager                         2,158,992                           33,271
------------------------------------- ----------------------------------- -----------------------------------

Stephen B. Ste. Marie                 2,158,992                           33,271
------------------------------------- ----------------------------------- -----------------------------------

Michael L. Wise                       2,129,298                           62,965
------------------------------------- ----------------------------------- -----------------------------------

                                       16

          No other persons were nominated, or received votes, for election as directors of the Company at the 2003 Annual Meeting of Stockholders. There were no abstentions or broker non-votes with respect to this proposal.

          Proposal 2.

            To increase the number of shares of the Company's common stock available under the Company's Stock Option Plan from 600,000 shares of common stock to 750,000 shares of common stock.

------------------------------------- ----------------------------------- -----------------------------------
     TOTAL VOTE FOR PROPOSAL 2          TOTAL VOTE AGAINST PROPOSAL 2        ABSTENTIONS FROM PROPOSAL 2
     -------------------------          -----------------------------        ---------------------------

2,010,481                             171,149                             10,633
------------------------------------- ----------------------------------- -----------------------------------

          There were no broker non-votes with respect to Proposal 2.

          Proposal 3.

            To ratify the appointment of Mahoney Cohen & Company CPA, PC as the
Company's independent auditors for the fiscal year ending December 31, 2003.

------------------------------------- ----------------------------------- -----------------------------------
     TOTAL VOTE FOR PROPOSAL 3          TOTAL VOTE AGAINST PROPOSAL 3        ABSTENTIONS FROM PROPOSAL 3
     -------------------------          -----------------------------        ---------------------------

2,178,287                                      3,201                      10,675
------------------------------------- ----------------------------------- -----------------------------------


          There were no broker non-votes with respect to Proposal 3.

ITEM 5:  OTHER INFORMATION

None.



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1     Agreement dated as of April 17, 2003 by and between Sears, Roebuck and Co. and Home Director, Inc.*
31.1     Certification of Chief Executive Officer pursuant to Rule 13a-15 or
         15d-15(a) of the Securities Exchange Act of 1934, as amended.
31.2     Certification of President pursuant to Rule 13a-15 or 15d-15(a) of the Securities Exchange Act of 1934,
         as amended.
31.3     Certification of Chief Financial Officer pursuant to Rule 13a-15 or
         15d-15(a) of the Securities Exchange Act of 1934, as amended.
32.1     Certification of Chief Executive Officer in accordance with Section 906 of the Sarbones-Oxley of 2002.
32.2     Certification of President in accordance with Section 906 of the Sarbones-Oxley of 2002.
32.3     Certification of Chief Financial Officer in accordance with Section 906 of the Sarbones-Oxley of 2002.


* Portions of this agreement have been omitted pursuant to a request for confidential treatment. The term "confidential treatment" and the mark "*" used throughout this exhibit means that the material has been omitted and separately filed with the SEC.



(b)    Reports on Form 8-K

None.

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

                                      HOME DIRECTOR, INC.
                                      (Registrant)

                                      By: /s/ Donald B. Witmer
                                      ------------------------------------
                                      Donald B. Witmer
                                      Chairman and Chief Executive Officer

                                      By: /s/ Robert N. Wise
                                      ------------------------------------
                                      Robert N. Wise
                                      President and Chief Operating Officer

                                      By: /s/ Daryl Stemm
                                      ------------------------------------
                                      Daryl Stemm
                                      Chief Financial Officer and Secretary



Date:  August 15, 2003