Form 10QSB
period 2003-09-20
HOME DIRECTOR INC
filed 2003-11-17
CIK 715031

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [x] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

      [ ] Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from ___________ to _____________

                        Commission file number 333-86873

                               HOME DIRECTOR, INC.
              (Exact Name of Small Business Issuer in Its Charter)

             Delaware                                   52-2143430
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)


    2525 Collier Canyon Road, Livermore, California        94551
    -----------------------------------------------        -----
        (Address of Principal Executive Offices)         (Zip Code)


                    Issuer's telephone number: (925) 373-0438

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,751,467 as of November 14, 2003

Transitional Small Business Disclosure Format (Check one): Yes ____; No __x__

                                TABLE OF CONTENTS

                                                                             PAGE
PART I
Item 1. Financial Statements................................................   3
Item 2  Management's Discussion and Analysis or Plan of Operation...........  13
Item 3. Controls and Procedures.............................................  19

PART II
Item 1. Legal Proceedings...................................................  20
Item 2. Changes in Securities and Use of Proceeds...........................  20
Item 3. Defaults in Senior Securities.......................................  20
Item 4. Submission of Matters to a Vote of Security Holders.................  20
Item 5. Other Information...................................................  20
Item 6. Exhibits and Reports on Form 8-K....................................  20

Signatures .................................................................  21
Exhibits ...................................................................  22


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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002

                       ASSETS                           (Unaudited)
                       ------
                                                        Sept 30, 2003       Dec 31, 2002
                                                        ------------        ------------
    Cash and cash equivalents                           $    306,262        $  2,557,214
    Accounts receivable, net of allowances                 1,949,452           1,226,479
    Inventories, net of allowances                         1,743,331           1,499,014
    Other current assets                                     194,450             140,366
                                                        ------------        ------------
                Total current assets                       4,193,495           5,423,073
Property and equipment, net                                  461,258             645,328
Customer lists, net of accumulated amortization               88,045             108,844
Goodwill, net of accumulated amortization                  5,825,652           5,825,652
                                                        ------------        ------------
                                                        $ 10,568,450        $ 12,002,897
                                                        ============        ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses               $  2,253,420        $  2,249,712
    Payables to related parties                                   --             291,793
    Line of credit                                           400,000                  --
    Notes payable                                            125,000             125,000
    Current portion of capital lease obligations              79,347             125,626
                                                        ------------        ------------
                Total current liabilities                  2,857,767           2,792,131
Capital lease obligations, less current portion               79,612             123,781
Other Long Term Liabilities                                  426,775                  --

Commitments and contingencies (Note 6)

Shareholders' equity:
    Preferred stock, $0.01 par value
        Authorized - 2,000,000 shares
        No shares issued or outstanding                           --                  --
    Common stock, $0.01 par value
        Authorized - 40,000,000 shares
        Issued and outstanding - 3,751,467 shares             37,515              37,515
    Additional paid-in capital                            75,767,173          75,699,296
    Accumulated deficit                                  (68,600,392)        (66,649,826)
                                                        ------------        ------------
                Total shareholders' equity                 7,204,296           9,086,985
                                                        ------------        ------------
                                                        $ 10,568,450        $ 12,002,897
                                                        ============        ============

See accompanying notes to these financial statements.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
         For the Three & Nine Month Periods Ended September 30, 2003 and 2002
                                   (Unaudited)

                                             For the three months ended    For the nine months ended
                                            ----------------------------  ----------------------------
                                            Sept 30, 2003  Sept 30, 2002  Sept 30, 2003  Sept 30, 2002
                                             -----------    -----------    -----------    -----------
Revenue                                      $ 2,348,034    $ 2,656,452    $ 7,309,019    $ 8,004,434
------------------------------------------   -----------    -----------    -----------    -----------
Costs and expenses:
------------------------------------------   -----------    -----------    -----------    -----------
  Cost of revenue                              1,614,178      1,596,271      4,468,674      5,209,430
------------------------------------------   -----------    -----------    -----------    -----------
  General and administrative                     454,201        673,708      1,816,766      2,495,677
------------------------------------------   -----------    -----------    -----------    -----------
  Sales and marketing                            518,951        689,217      1,822,389      1,856,597
------------------------------------------   -----------    -----------    -----------    -----------
  Research and development                        54,307        183,757        209,009        545,594
------------------------------------------   -----------    -----------    -----------    -----------
  Depreciation and amortization                  101,053        142,759        295,943        608,732
------------------------------------------   -----------    -----------    -----------    -----------
  Provision for abandonment of facility               --             --        590,000             --
------------------------------------------   -----------    -----------    -----------    -----------
 (Gain) on extinguishment of certain
   liabilities                                        --        137,170             --     (4,523,243)
------------------------------------------   -----------    -----------    -----------    -----------
        Total costs and expenses             $ 2,742,690    $ 3,422,882    $ 9,202,781    $ 6,192,787
------------------------------------------   -----------    -----------    -----------    -----------
Income (Loss) from operations                $  (394,656)   $  (766,430)   $(1,893,762)   $ 1,811,647
------------------------------------------   -----------    -----------    -----------    -----------
Other expense, net                               (43,606)    (2,127,433)       (56,804)    (3,006,734)
------------------------------------------   -----------    -----------    -----------    -----------
Net income (loss)                            $  (438,262)   $(2,893,863)   $(1,950,566)   $(1,195,087)
------------------------------------------   -----------    -----------    -----------    -----------
Comprehensive income (loss)                  $  (438,262)   $(2,893,863)   $(1,950,566)   $(1,195,087)
------------------------------------------   -----------    -----------    -----------    -----------
Net income (loss) per common share
  - basic and diluted:
------------------------------------------   -----------    -----------    -----------    -----------
Shares used in computing basic net
  income (loss) per common share               3,751,467        625,745      3,751,467        621,850
------------------------------------------   -----------    -----------    -----------    -----------
Shares used in computing diluted net
  income (loss) per common share               3,751,467        625,745      3,751,467        621,850
------------------------------------------   -----------    -----------    -----------    -----------
Net income (loss) per share
------------------------------------------   -----------    -----------    -----------    -----------
   Basic:                                    $      (.12)   $     (4.62)   $      (.52)   $     (1.92)
------------------------------------------   -----------    -----------    -----------    -----------
  Diluted:                                   $      (.12)   $     (4.62)   $      (.52)   $     (1.92)
------------------------------------------   -----------    -----------    -----------    -----------

See accompanying notes to these financial statements.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
                 For the Nine Months Ended Sept 30, 2003 and 2002
                                   (Unaudited)

                                                                   2003           2002
                                                                -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                           $(1,950,566)   $(1,195,087)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                               295,943        608,732
        Provision for abandonment of facility                       590,000             --
        Gain from extinguishment of certain liabilities                  --     (4,523,243)
        Noncash expenses from warrant issuances                      31,412        235,677
        Interest expense on debt discount and amortization of
          deferred financing fees                                        --      2,779,014
        Changes in operating assets and liabilities, net of
           assets and liabilities acquired:
        Accounts receivable                                        (722,973)      (513,556)
        Inventories                                                (244,317)       257,692
        Other current assets                                        (54,084)       127,848
        Accounts payable and accrued expenses                      (119,733)    (2,648,714)
                                                                -----------    -----------
                Net cash used in operating activities            (2,174,317)    (4,871,637)
                                                                -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                             (91,075)       (23,441)
    Merger costs                                                         --       (996,300)
                                                                -----------    -----------
                Net cash used in investing activities               (91,075)    (1,019,741)
                                                                -----------    -----------

Cash flows from financing activities:
    Net change in line of credit                                    400,000             --
    Net payments of payables to related parties                    (291,793)            --
    Repayment of capital lease obligations, net                     (90,448)      (212,200)
    Proceeds from issuance of common stock                               --         33,436
    Proceeds from (payment of) issuance of convertible notes         (3,319)     9,000,341
    Debt financing costs                                                 --     (1,245,876)
                                                                -----------    -----------
                Net cash provided by financing
                   activities                                        14,440      7,575,701
                                                                -----------    -----------
Net increase (decrease) in cash and cash equivalents             (2,250,952)     1,684,323

Cash and cash equivalents at beginning of period                  2,557,214        563,046
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $   306,262    $ 2,247,369
                                                                ===========    ===========

       Supplemental Disclosure of Cash Flow Information
                                                                       2003           2002
                                                                -----------    -----------
Cash paid during the period
    Interest                                                    $    18,519    $    11,250
                                                                ===========    ===========

See accompanying notes to these financial statements.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Home Director Technologies Inc. (formerly Home Director, Inc. "HDT") was incorporated on October 13, 1999 under the laws of the State of Delaware. On December 19, 2002, HDT was acquired by Netword, Inc. (now Home Director, Inc.) in a merger of Netword's special purpose subsidiary into HDT (the "Merger"). In the Merger, HDT's stockholders received shares of Netword common stock in accordance with the exchange ratio described in the merger agreement. Upon completion of the Merger, HDT's stockholders owned approximately 86% of the outstanding Netword common stock. The Merger was treated as a reverse merger, with HDT being the acquirer for accounting purposes. The pre-acquisition financial statements of HDT became the historical financial statements of the combined companies. The transaction was accounted for as the issuance of common stock by HDT for the net monetary assets of Netword, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the merged companies. Pre-acquisition stockholders' equity of HDT was retroactively restated for the equivalent number of shares of Netword received by HDT in the Merger, with differences between the par value of Netword's and HDT's stock recorded as paid-in capital. Transaction costs ($1,548,245 as of September 30, 2003) related to the Merger were also charged directly to equity. The transaction did not result in any additional goodwill or other intangible assets. All common share and per share amounts for all periods presented in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Merger. References in these notes to "the Company" are references to HDT as it existed before the Merger and the combined companies after the Merger.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (SEC) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

report on Form 10-KSB filed with the SEC on March 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements of the Company.

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

As of September 30, 2003, one customer accounted for 18% of the accounts receivable balance and one customer accounted for 36% of the revenue for the nine months ended September 30, 2003 and one customer accounted for 37% of the revenue for the quarter ended September 30, 2003. As of December 31, 2002, two customers accounted for 53% and 57% of the accounts receivable balance and annual revenue, respectively.

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

The effect of options to purchase 613,371 shares of the Company's common stock outstanding during the three and nine month periods ended September 30, 2003 were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

The effect of warrants to purchase 773,592 shares of the Company's common stock outstanding during the three and nine month periods ended September 30, 2003 were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

REVENUE RECOGNITION

The Company's revenues consist primarily of sales of home networking hardware and services. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company accrues for sales returns, rebate programs and warranty costs based on its experience.

The Company recognizes revenue on certain builder installation projects under the percentage of completion method, based primarily on contract revenue milestones. On certain other installation projects, the Company recognizes revenue using the percentage of completion method, based upon actual costs incurred compared to total estimated contract costs under the project. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. For these other installation projects, revenue recognized in excess of amounts billed of $248,315 and $208,648 at September 30, 2003 and December 31, 2002, respectively, is classified as current assets under "Accounts Receivable." Amounts billed in excess of revenue recognized to date of $17,675 and $25,106 at September 30, 2003 and December 31, 2002, respectively, are classified as current liabilities under "Accounts Payable and Accrued Expenses."

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives which generally range from two to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The results of these tests did not indicate additional impairment of the Company's recorded goodwill. The Company will perform its next impairment test as of December 31, 2003.

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

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

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

The Company began applying SFAS No. 145 in 2003 and, as a result, for the nine months ended September 30, 2003, has reclassified the extraordinary gain from extinguishment of certain liabilities to operating income in its comparative financial statements issued after adoption. This reclassification did not have an impact on previously reported net loss.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for fiscal years beginning after December 15, 2002, with earlier application encouraged. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are to be applied prospectively from the date of adoption (See Note 5 - Provision for Abandonment of Facility.)

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

At September 30, 2003, the Company has a stock-based compensation plan (the "Plan"), more fully described in the Company's proxy statement for its 2003 annual meeting of stockholders. The Company accounts for the Plan under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


(In thousands, except per share amounts)

                                                              Sept. 30,          Sept. 30,
                                                               2003                2002
                                                          --------------      --------------
Net income (loss), as reported                            $   (1,950,566)     $   (1,195,087)
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method for
 all awards, net of income tax effects                        (1,175,736)            (34,748)
                                                          --------------      --------------
Pro forma net income (loss)                               $   (3,126,302)     $   (1,229,835)
                                                          ==============      ==============
Net income (loss) per share:
   Basic - as reported                                    $        (0.52)     $        (1.92)
                                                          ==============      ==============

   Diluted - as reported                                  $        (0.52)     $        (1.92)
                                                          ==============      ==============

      Basic - proforma                                    $        (0.83)     $        (1.98)
                                                          ==============      ==============

   Diluted - proforma                                     $        (0.83)     $        (1.98)
                                                          ==============      ==============

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

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

As of September 30, 2003, the Company had authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also had authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 3 - COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At September 30, 2003, the Company had reserved a total of 1,552,212 of its authorized 40,000,000 shares of common stock for future issuance as follows:


Outstanding common stock warrants                                773,592
Possible future issuance of common stock warrants                 40,000
Outstanding stock options                                        613,371
Possible future issuance under stock option plan                 125,249
                                                            ------------
                                                               1,552,212


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

On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's Series B convertible preferred stock financing, in New York State

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements

                                   (Unaudited)

Supreme Court. Point West, one of the investors in that financing, alleged misrepresentation in connection with that financing and sought rescission of its $500,000 investment. Subsequent to the filing of the complaint Point West was placed in receivership and the action against the Company and Spencer Trask was stayed and remains inactive. The receiver may determine to pursue the action at some future date.

The Company has received written notice from a third party alleging breach of contract and violation of trademark law in connection with the use of the "Home Director" trademark. Specifically, the third party has alleged that the Company has breached the terms of an agreement by using the "Home Director" mark in connection with certain of its products without displaying a distinctive corporate identifier. The notice also alleged violation of certain federal and state trademark laws. Although no cause of action has been filed and the Company is attempting to resolve this claim, the Company can provide no assurance that a cause of action seeking damages or injunctive relief will not be filed or that the claim will be successfully resolved on terms favorable to the Company or at all.

NOTE 7 - LIQUIDITY

As a result of the default under the Loan Agreement (see below) and continuing losses, the Company has an immediate need for working capital, which, if not satisfied within the next several months, may force it to curtail operations. The Company's continuing operations require working capital for purchase of inventory and payment of the expenses of operations. The Company is addressing its working capital needs by seeking additional financing.

In an effort to raise additional capital of not less than $1 million and not more than $2.5 million (subject to increase by up to 30% of the maximum amount), the Company has initiated a private offering through a placement agent of units consisting of shares of its common stock and warrants to purchase shares of its common stock (the "Private Offering"). The units are being offered at a price equal to 80% of the average of the closing bid price of the Company's common stock over the 10 consecutive trading days immediately preceding each closing of the Private Offering. Each warrant will be exercisable for three years after the closing at the price per unit in the Private Offering.

The Company engaged a placement agent to use reasonable efforts to sell the units in the Private Offering. The Company agreed to pay the placement agent a cash commission equal to 10% of the gross proceeds of the units sold in the Private Offering, plus a non-accountable expense allowance equal to 3% of the gross proceeds. In addition, the Company agreed to issue the placement agent warrants to purchase a number of shares of the Company's common stock equal to 20% of the shares of common stock sold in the Private Offering (including shares underlying the warrants included in the units sold).

The Company's chief executive officer and president have both agreed with the placement agent for the benefit of investors in the Private Offering that if the Company does not achieve at least $1.00 in earnings before interest, depreciation and taxes in one calendar quarter ending on or before December 31, 2003 (subject to extension until March 31, 2004 if the Company acquires another business before December 31, 2003), they will waive their rights to receive any bonus for 2003 and will accept a 50% reduction in their base salaries for 2004.

Historically, the Company's operations have never been self-sustaining, and it has financed its continuing operations through a series of private offerings of debt and equity and by obtaining advances under the Loan Agreement.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

If the Company raises the $1,000,000 minimum amount in the Private Offering, it expects the proceeds to provide sufficient capital to finance its operations at least through the middle of 2004. If the Company raises the $2,500,000 maximum amount in the Private Offering, it expects the proceeds to provide sufficient capital to finance its operations at least through mid 2005. In addition to any proceeds of the Private Offering, the Company may require additional debt or equity financing in the near future if it continues to incur operating losses or if it meets unforeseen events or requires funding to expand its business into new geographic areas, including by way of strategic acquisitions.

In July 2003, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Venture Banking Group, a Division of Cupertino National Bank (the "Bank"), providing for a revolving line of credit to the Company of up to $1,000,000 at any time outstanding. Advances under the Loan Agreement are limited to 80% of the Company's eligible receivables (as defined) and bear interest at the Bank's prime rate plus 0.5% (4.75% as of November 12, 2003), subject to a minimum rate of 4.75%. Amounts owing under the Loan Agreement are secured by substantially all of the Company's assets. As of November 12, 2003, the balance outstanding under the Loan Agreement was $300,000.

In October 2003, the Bank notified the Company of the occurrence of an event of default under the Loan Agreement as a result of the Company's failure to comply with certain financial covenants. Although the Bank has not exercised its default remedies (which include the right to demand immediate repayment of the outstanding balance), it is not providing further advances. The Company has been advised by its independent auditors that unless the event of default is waived or cured or in the event that the Private Offering is not completed before the Company is prepared to file its Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003, the audit report will contain an explanatory paragraph indicating that there is substantial doubt regarding the Company's ability to continue as a going concern.

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

Valuation of Accounts Receivable. Accounts receivable are unsecured and we maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent or others when information known to us indicates amounts may be uncollectable; in order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit-worthiness, changes in customer payment patterns and any correspondence with the customer. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods and it could have a material adverse effect on our financial condition and results of operation.

Valuation of Inventory. We present inventory value at the lower of cost or market and net of valuation allowances for excess and obsolete units. Establishing this reserve requires estimates of sales volumes and pricing. To the extent that we are not able to correctly anticipate these trends, additional reserves may be required in future periods.

Valuation of Intangible Assets and Goodwill. Intangible assets include costs in excess of net assets acquired ("goodwill") and other purchased intangibles. The carrying amounts of goodwill and intangibles are reviewed annually under new accounting standards and if facts and circumstances suggest they may be impaired. If this review indicates that goodwill and intangibles will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired, the carrying amount of the goodwill and other intangibles are reduced to their estimated fair value. This requires us to estimate such factors as future sales volumes and costs of business produced by these intangibles. To the extent that we are not able to correctly anticipate these trends, additional adjustments to estimated fair value may be required in future periods.

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

RESULTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total revenues consisted of revenues from the sale of home networking hardware and services. Revenues for the third quarter were $2,348,000 in 2003, compared to $2,656,000 in the third quarter of 2002, a decrease of 12% and primarily attributable to reduced hardware sales. On a year-to-date basis revenues were $7,309,000 in 2003, compared to $8,004,000 in 2002, a decrease of 9% and also primarily attributable to reduced hardware sales which were offset in part by increased services revenues. The decline in hardware sales reflects the effects of several factors, including our strategic decisions to concentrate on cost reduction measures while re-focusing our marketing efforts on the services sector and the sale of hardware primarily through the still-developing Sears Connected Home program, as well as price-related competition. Hardware sales accounted for 27% of revenues in the third quarter and 27% year to date, as compared to 35% and 40% in the comparable periods last year.

On the services side, thus far this year we have signed new contracts to provide networking solutions to Shea Homes, Bright Development, SummerHill Homes, Richmond American Homes-Los Angeles Division, Greystone Homes, Cobblestone Homes and Jonathan Homes.

On April 17, 2003, we entered into an agreement with Sears, Roebuck & Co. (the "Sears Agreement"), pursuant to which we are currently undergoing an expansion of a strategic relationship with Sears called the Sears Connected Home program. This program began as a pilot program in Florida in 2002 and, under the terms of the Sears Agreement, is being rolled out by Sears, with support from us, on a national basis.

Under the Sears Connected Home program, Sears enters into contracts with (1) home builders for installation of home networking systems in the builder's new houses and (2) one of its authorized integrators to fulfill the contract. Pursuant to the Sears Agreement, we are the preferred supplier of hardware products used in Sears' home networking systems.

The term of the Sears Agreement expires on April 17, 2005, subject to each party's right to terminate the agreement at any time during the term, with or without cause and without penalty or liability, upon 120 days prior written notice. In addition, during the term of the Sears Agreement, we are prohibited from entering into similar agreements with other parties (unless certain conditions exist).

Although we expect to increase our sales as the preferred supplier under the Sears Connected Home program, we can provide no assurance that our revenues will increase as a result of the Sears Agreement, or any of the other agreements referred to above.

Total costs and expenses were $2,743,000 for the third quarter of 2003, compared to $3,423,000 in the third quarter of 2002. On a year-to-date basis total costs and expenses were $9,203,000 in 2003, compared to $6,193,000 in 2002. The increase in 2003 was primarily attributable to the gain on extinguishment of certain liabilities of $4,660,000 recorded in the second quarter of 2002. Excluding the reversal of $137,000 of the prior gain on extinguishment of certain liabilities which was recorded in the third quarter of 2002, total costs and expenses decreased by $543,000 (or 17%) in the third quarter of 2003, compared to the third quarter of 2002. Excluding the provision for abandonment of the facility of $590,000 which was recorded in 2003 and the gain on extinguishment of liabilities recorded in 2002, year to date costs and expenses in 2003 have decreased by $2,103,000 (or 20%), compared to 2002. We believe that comparing the total cost and expenses as adjusted by excluding the abandonment of the facility and gain on extinguishment of the liabilities referred to above is meaningful because it allows the reader to compare results of operations without one-time gains, charges and expenses. The reduction in total costs and expenses (excluding the items described above) is primarily attributable to reduced cost of revenues (61% of revenues in 2003 compared to 65% in 2002) caused by lower hardware product costs and service installation costs, general and administrative and depreciation and amortization costs. While we believe that we will continue to have favorable expense comparisons in future periods, from time-to-time, we may incur additional professional fees and other costs in connection with possible future attempts to expand our business into new geographic areas through one or more strategic acquisitions.

Other expense (net) for the nine months ended September 30, 2002 was adversely affected by certain expenses related to the Company's sale of convertible notes. The expenses include interest accrued on the convertible notes (subsequently paid in common stock in December 2002) and the amortization of costs of the sale of convertible notes, which together totaled over $2,100,000 in the third quarter of 2002 and nearly $3,000,000 for the nine months ended September 30, 2002.

Our net loss in the third quarter of 2003 was $438,000, as compared to a net loss of $2,894,000 in 2002. The net loss in the third quarter of 2002 included interest and other expenses of $2,120,000 associated with convertible notes that were retired on conversion in December 2002. On a year-to-date basis, the net loss for the first nine months of 2003 was $1,951,000 as compared to a net loss of $1,195,000 for the first nine months of 2002. The change was primarily attributable to the gain on extinguishment of certain liabilities recorded in the second quarter of 2002 ($4,523,000) and interest and other expenses of $2,996,000 associated with convertible notes that were retired on conversion in December 2002. The table below reconciles our reported net income (loss) to our adjusted net income (loss) ("Adjusted Loss") by excluding the items indicated below:

                                            For the three months ended          For the nine months ended
                                          -------------------------------   --------------------------------
                                          Sept. 30, 2003   Sept. 30, 2002   Sept. 30, 2003    Sept. 30, 2002
                                          --------------   --------------   --------------    --------------
Net income (loss) - as reported             $  (438,262)     $(2,893,863)     $(1,950,566)     $(1,195,086)
---------------------------------------     -----------      -----------      -----------      -----------
Adjustments:
---------------------------------------     -----------      -----------      -----------      -----------
  Provision for abandonment of facility              --               --          590,000               --
---------------------------------------     -----------      -----------      -----------      -----------
  (Gain) on extinguishment of certain
   liabilities                                       --          137,170               --       (4,523,243)
---------------------------------------     -----------      -----------      -----------      -----------
  Other expense, net
  Interest and other expense
  associated with convertible notes                  --        2,119,677               --        2,995,771
---------------------------------------     -----------      -----------      -----------      -----------
Adjusted Loss                               $  (438,262)     $  (637,016)     $(1,360,566)     $(2,722,558)

The Adjusted Loss from operations for the third quarter of 2003 was $438,000 compared to an Adjusted Loss from operations of $637,000 for the third quarter of 2002 - a decrease of 31%. On a year-to-date basis the Adjusted Loss from operations for 2003 was $1,361,000 as compared to an Adjusted Loss from operations of $2,723,000 for 2002 - a decrease of 50%. We believe the presentation of the Adjusted Loss, which excludes the items described above, is meaningful because it allows the reader to compare our results of operations without one-time gains, charges and expenses.

LIQUIDITY AND CAPITAL RESOURCES

Loan Agreement

In July 2003, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Venture Banking Group, a Division of Cupertino National Bank (the "Bank"), providing for a revolving line of credit to the Company of up to $1,000,000 at any time outstanding. Advances under the Loan Agreement are limited to 80% of the Company's eligible receivables (as defined) and bear interest at the Bank's prime rate plus 0.5% (4.75% as of November 12, 2003), subject to a minimum rate of 4.75%. Amounts owing under the Loan Agreement are secured by substantially all of the Company's assets. As of November 12, 2003, the balance outstanding under the Loan Agreement was $300,000.

In October 2003, the Bank notified the Company of the occurrence of an event of default under the Loan Agreement as a result of the Company's failure to comply with certain financial covenants. Although the Bank has not exercised its default remedies (which include the right to demand immediate repayment of the outstanding balance), it is not providing further advances. The Company has been advised by its independent auditors that unless the event of default is waived or cured before the Company is prepared to file its Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003, the audit report will contain an explanatory paragraph indicating that there is substantial doubt regarding the Company's ability to continue as a going concern.

Although we expect to restore compliance with some of the financial covenants under the Loan Agreement if we raise at least $1,000,000 in the Private Offering (see description below), we cannot be certain that we will do so, or that the Bank will not accelerate repayment of the outstanding balance under the Loan Agreement before we do so or as a result of our failure to comply with other covenants, or that the Bank will make additional advances even if we are able to comply with all financial covenants under the Loan Agreement. We intend to seek modification of certain of the existing covenants to facilitate future compliance and restore our borrowing capacity, but we have no assurance that we will be successful in this effort.

As of September 30, 2003, we had cash, cash equivalents, investments and interest receivable totaling approximately $306,000.

Cash used in the first nine months of 2003 totaled $2.3 million. Of that amount approximately $730,000 was used for payment of fees for legal, accounting and financial advisory services in connection with the Merger. The balance was primarily used to fund the cash operating loss ($1,033,000) and an increase in accounts receivable ($723,000), offset in part by borrowings on our bank line of credit of $400,000, of which $100,000 was repaid in October 2003.

Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2003 and $4.9 million for the nine months ended September 30, 2002. Net cash used for both periods in operating activities was primarily due to increases in accounts receivable, funding of operating losses and payments to reduce accounts payable. Payments to reduce accounts payable in 2003 were primarily attributable to payments for legal and accounting fees of $480,000 related to the Merger.

Net cash used in investing activities was $91,000 for the nine months ended September 30, 2003 and $1,020,000 for the nine months ended September 30, 2002. Cash was used in investing activities during 2003 primarily to purchase property and equipment. Cash was used in investing activities during 2002 primarily for merger costs.

Net cash provided by financing activities was $14,000 for the nine months ended September 30, 2003 and net cash provided by financing activities during the nine months ended September 30, 2002 was $7.6 million. Net cash provided by financing activities during 2003 was primarily as a result of borrowings under the Loan Agreement, offset in part by the payment of a $250,000 fee to the Company's financial adviser in connection with the Merger, and the net cash provided by financing activities during 2002 was primarily proceeds from the issuance of HDT's convertible notes which were converted into shares of HDT common stock immediately before the Merger.

Additional Capital Needs

As a result of the default under the Loan Agreement and our continuing losses, we have an immediate need for working capital, which, if not satisfied within the next several months, may force us to curtail operations. Our continuing operations require working capital for purchase of inventory and payment of the expenses of operations. We are currently having difficulty making timely payments, resulting in delays in our receipt of materials and requiring us to pay some vendors on delivery. Should our lack of working capital continue, it may cause vendors to stop doing business with us, force us to reduce staff, or otherwise make us unable to continue normal operations. We are addressing our working capital needs by seeking additional financing.

In an effort to raise additional capital of not less than $1 million and not more than $2.5 million (subject to increase by up to 30% of the maximum amount), we initiated a private offering through a placement agent of units consisting of shares of our common stock and warrants to purchase shares of our common stock (the "Private Offering"). The units are being offered at a price equal to 80% of the average of the closing bid price of our common stock over the 10 consecutive trading days immediately preceding each closing of the Private Offering. Each warrant will be exercisable for three years after the closing at the price per unit in the Private Offering.

We have engaged a placement agent to use reasonable efforts to sell the units in the Private Offering. We agreed to pay the placement agent a cash commission equal to 10% of the gross proceeds of the units sold in the Private Offering, plus a non-accountable expense allowance equal to 3% of the gross proceeds. In addition, we agreed to issue the placement agent warrants to purchase a number of shares of our common stock equal to 20% of the shares of common stock sold in the Private Offering (including shares underlying the warrants included in the units sold).

Our chief executive officer and president have both agreed with the placement agent for the benefit of investors in the Private Offering that if we do not achieve at least $1.00 in earnings before interest, depreciation and taxes in one calendar quarter ending on or before December 31, 2003 (subject to extension until March 31, 2004 if we acquire another company before December 31, 2003), they will waive their rights to receive any bonus for 2003 and will accept a 50% reduction in their base salaries for 2004.

Historically our operations have never been self-sustaining, and we have financed our continuing operations through a series of private offerings of debt and equity and by obtaining advances under the Loan Agreement. We cannot predict when, if ever, our business will produce sufficient cash to reduce or eliminate our dependence on external financing as our primary source of working capital.

If we raise the $1,000,000 minimum amount in the Private Offering, we expect the proceeds to provide us with sufficient capital to finance our operations at least through the middle of 2004. If we raise the $2,500,000 maximum amount in the Private Offering, we expect the proceeds to provide us with sufficient capital to finance our operations at least through mid 2005. In addition to any proceeds of the Private Offering, we may require additional debt or equity financing in the near future if we continue to incur operating losses or to meet unforeseen costs or fund expansion of our business into new geographic areas, including by way of strategic acquisitions. We can provide no assurance that any such additional financing will be available on terms acceptable to us or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company and its subsidiaries are parties to various leases related to office facilities and equipment. We are also obligated to make payments related to our long-term borrowings.

The minimum commitments under non-cancellable capital and operating leases at September 30, 2003 are as follows:

  Year                                Capital            Operating
Ending                                Leases*              Leases
------                        -----------------    ------------------
2003 - Remainder              $          24,038    $          105,876
2004                                    106,071               467,077
2005                                     27,611               421,799
2006                                      1,239               359,459
2007                                        ---               310,141
Thereafter                                  ---                33,492
                              -----------------    ------------------
Total minimum payments        $         158,959    $        1,697,844
                              =================    ==================

*Represents principal payments only.

Cash requirements related to the repayment of debt are as follows:

                                                       2003
                                                       ----
Line of credit                                       $400,000
Notes payable                                         125,000
                                                      -------
Total                                                $525,000
                                                     --------

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

Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the CEO, President and CFO note that, during the quarter ended September 30, 2003, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO, President and CFO have concluded, as of September 30, 2003, that, subject to the limitations noted above, the Company's Disclosure Controls are effective to provide reasonable assurance that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO, President and CFO.

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

On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's Series B convertible preferred stock financing, in New York State Supreme Court. Point West, one of the investors in that financing, alleged misrepresentation in connection with that financing and sought rescission of its $500,000 investment. Subsequent to the filing of the complaint, Point West was placed in receivership and the action against the Company and Spencer Trask was stayed and remains inactive. The receiver may determine to pursue the action at some future date.

We have received written notice from a third party alleging breach of contract and violation of trademark law in connection with the use of the "Home Director" trademark. Specifically, the third party has alleged that we have breached the terms of an agreement by using the "Home Director" mark in connection with certain of our products without displaying a distinctive corporate identifier. The written notice has also alleged violation of certain federal and state trademark laws. Although no cause of action has been filed and we are attempting to resolve this claim, we can provide no assurance that a cause of action seeking damages or injunctive relief will not be filed or that the claim will be successfully resolved on terms favorable to us or at all.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:  OTHER INFORMATION

On October 12, 2003, Robert B. Clasen resigned as a director of the Company and each committee of our board of directors on which he served.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Loan and Security Agreement dated as of July 24, 2003, between Venture Banking Group, a division of Cupertino National Bank, and Home Director, Inc., Home Director Technologies, Inc. and Digital Interiors, Inc.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15 or 15d-15(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of President pursuant to Rule 13a-15 or 15d-15(a) of the Securities Exchange Act of 1934, as amended.

31.3 Certification of Chief Financial Officer pursuant to Rule 13a-15 or 15d-15(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley of 2002.

32.2 Certification of President in accordance with Section 906 of the Sarbanes-Oxley of 2002.

32.3 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley of 2002.


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



Date: November 14, 2003