Form 10KSB
period 2003-12-31
HOME DIRECTOR INC
filed 2004-04-02
CIK 715031

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ 9,251,252

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $7,849,250*

*As of March 29, 2003. Solely for purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,222,146 as of March 29, 2004


Transitional Small Business Disclosure Format (Check one): Yes ____; No __x___


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed in accordance with Rule 14a-101 of the Exchange Act, are hereby incorporated by reference into Item 5 of Part II and Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                                                                             PAGE
                                                                                                                             ----
PART I
Item 1. Description of Business.............................................................................................    4
Item 2. Description of Property.............................................................................................   10
Item 3. Legal Proceedings...................................................................................................   10
Item 4. Submission of Matters to a Vote of Security Holders.................................................................   10

PART II
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters............................................   11
Item 6. Management's Discussion and Analysis or Plan of Operation...........................................................   12
Item 7. Financial Statements................................................................................................   22
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................   23
Item 8A.Controls and Procedures.............................................................................................   23

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.....   24
Item 10. Executive Compensation.............................................................................................   24
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....................   24
Item 12. Certain Relationships and Related Transactions.....................................................................   24
Item 13. Exhibits and Reports on Form 8-K...................................................................................   24
Item 14. Principal Accountant Fees and Services ............................................................................   29
Signatures .................................................................................................................   30
Consolidated Financial Statements ..........................................................................................  F-1


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

RECENT DEVELOPMENTS

     Until December 19, 2002, we were known as Netword, Inc. On that date, we acquired all of the stock of Home Director Technologies, Inc. (formerly Home Director, Inc. and referred to in this report as "HDT") in a merger of Netword's special purpose subsidiary into HDT. Immediately before the merger, we completed a one-for-40 reverse split of our outstanding Common Stock.

     As a result of the merger, HDT became our wholly-owned subsidiary, we changed our name from Netword, Inc. to Home Director, Inc., and the business of HDT became our only business. When we refer to "Netword" in this report, we are referring to the Company as it existed before the merger, and when we refer to "the merger," we are referring to the merger in which we acquired HDT.

     In December 2003 and January 2004 we raised gross proceeds of $3,226,315 in a private sale of units consisting of 3,470,679 shares of Common Stock and warrants to purchase 3,470,679 shares of Common Stock. In addition, we issued warrants to purchase 1,388,272 shares of Common Stock to the placement agent in this transaction. Net proceeds were approximately $2,600,000. All of the shares of Common Stock included in the units sold in this transaction (including the shares underlying the warrants) were registered for resale under our registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on March 19, 2004.

     Effective as of March 23, 2004, we entered into a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. (the "Bank"). The Factoring Agreement provides for the Bank's purchase of our eligible accounts receivable, with recourse, for a purchase price of 65% of such accounts (each, an "advance"), subject to maximum advances of $750,000, and is secured by substantially all of our assets. The amounts advanced by the Bank are subject to a finance fee equal to the Bank's prime rate plus 6% per annum (10% as of April 1, 2004). Any advances under the Factoring Agreement are within the complete discretion of the Bank. In addition, the Factoring Agreement requires that we raise proceeds of at least $2.0 million in an equity financing before May 1, 2004 and if we do not raise such proceeds by such date, the finance fee under the Factoring Agreement will be increased by 5% per annum. The term of the Factoring Agreement expires on May 5, 2005, but it is terminable at will by the Bank or us at any time.

     On April 1, 2004, we were advanced $450,000 under the Factoring Agreement, and approximately $300,000 of this advance was used to repay the amount outstanding under our line of credit with Venture Banking Group, thereby terminating the agreement governing such line of credit. However, there can be no assurance that additional funds will be advanced under the Factoring Agreement in the future, and even if such funds are advanced, we will still require additional financing to satisfy our working capital requirements and we expect to seek such financing through additional sales of equity securities. Our operations may suffer and may ultimately have to be discontinued if we are unable to obtain necessary financing on a timely basis. See "Liquidity and Capital Resources."

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

RECENT OPERATING HISTORY AND MANAGEMENT CHANGES

     Our operating results for 2003 were disappointing and led to significant management changes at the end of 2003 and early in 2004. At the end of December 2003, our Chairman and Chief Executive Officer resigned and was replaced by Michael Liddle. Early in March 2004, our President and Chief Operating Officer resigned in a negotiated arrangement approved by our Board of Directors. His responsibilities have been assumed by other senior level managers pending designation of a full time replacement. Mr. Liddle has begun to implement a new strategic vision for the Company, based on improved and expanded hardware and software product offerings. Among recent management actions taken was the retention of Jerry Steckling in the new positions of Vice President, Advanced Technology and Chief Technology Officer. Mr. Steckling's background in engineering and high end audio technology are expected to provide leadership and depth to our research and development activities.

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

     Our executive offices are located at 2525 Collier Canyon Road, Livermore, California 94551. Our telephone number is (925) 373-0438 and our web site address is www.homedirector.com.

BUSINESS

     We design, manufacture, sell and install home networking solutions that can interconnect security systems, audio systems, video services, televisions, utilities, personal computers and the Internet. Our products are marketed primarily for installation in new homes. Customers for our home networking systems include some of the largest home builders in the United States, including KB Homes, Richmond America, DR Horton, Lennar and Arvida. Through our relationships and marketing arrangements with these and other home builders, we have direct access to home buyers that we use to facilitate additional sales of our products while the buyers are in the process of selecting options for their new homes. Our products have been sold to over 60,000 home owners in the United States and Canada.

     Our home networking solutions are intended to function as the electronic foundation for linked access to third-party services and technologies, including those that are currently available and those that may be offered in the future. Within a "connected" or "networked" home, our proprietary Network Connection Center can be used to interconnect a number of devices, appliances or gateways so they can be centrally controlled. With a properly featured Home Director system, a home owner can listen to music from speakers throughout the home, play different music in different areas of the home, view and manage digital photographs on television, network a number of computers within the home, remotely view other areas of the home, change or reconfigure telecommunications options within the home, and perform a variety of other automated functions.

     We believe that as information and telecommunications technology continue to develop and electronic access to entertainment and other content becomes increasingly a staple of contemporary culture, a home networking infrastructure that offers central and distributed access to information sources located throughout the home will become a virtually standard new-home feature. Based on this expectation, we have targeted the new home construction market and positioned our business to provide a cost-effective and flexible infrastructure option for the average new home buyer.

     Our business is channeled through several marketing programs.

     Since January 2001, we have generated sales of our networking systems and related products and services through direct involvement as integrators and installers of our systems, acting primarily as subcontractors for builders in their new home developments. In the local areas where we perform these services, we act as a single source supplier, participating directly in sales to consumers and offering assistance ranging from pre-sale design to post-installation support and including pre-packaged and custom options. We currently carry on these systems installation activities in California, Florida, Colorado and Texas.

     Through a strategic relationship with Sears, Roebuck & Co., we are now actively engaged with Sears in an important marketing initiative called the Sears Connected Home program. This marketing initiative began as a pilot program in Florida in 2002, and, under an agreement with Sears entered into in April 2003, we are now supporting Sears in the implementation of the Connected Home program on a national basis. The Sears Connected Home program is intended to capitalize on Sears' established reputation and contacts in the home building industry by offering builders a reputable single source for technology-based lifestyles options in their new home projects. Through the program, Sears offers builders a variety of home networking options, arranges for installation of selected network solutions through pre-certified local and regional integrators and provides quality assurances that differentiate its program from the limited local service typically available to developers. Home Director is the preferred product supplier for the Sears program and acts as an integrator for the program, primarily in areas where Sears has not yet certified other local service providers.

     Under the Sears program, Sears contracts with a builder for installation of home networking systems in the builder's new houses, typically in a multi-home development. Simultaneously, Sears contracts with one of its authorized integrators in the area (which may be Home Director or its Digital Interiors subsidiary in the regions where we operate) to fulfill the Sears contract with the builder. Under our agreement with Sears (which expires in April 2005), we are the preferred supplier of hardware products used in the home networking systems installed by Sears authorized integrators. Home Director products are supplied to these integrators (other than Home Director or its subsidiary) through an authorized Home Director distributor.

     Important aspects of the Sears Connected Home program include:

     o Sears' objective is to have the largest nationwide network of certified installers providing home networking solutions to the homebuilding industry. To this end, it has showcased the Connected Home program at major builders' expos and tradeshows.

     o Sears is already a leading supplier of appliances and other products for new homes and has an established reputation in the home-builder community and existing relationships with many home builders.

     o Sears certifies local integrators for the program based on a thorough approval process which requires both technical and financial qualification. Sears has received numerous applications for certification by integrators seeking to participate in the program and has granted a limited number of certifications.

     o The network of certified integrators offers home builders easy access to reliable and technically qualified installers who may otherwise be difficult to identify in a business that is characterized by the presence of numerous small independent concerns.

     o Home Director is the preferred supplier of home networking hardware products for the program. We expect that this status will facilitate increased sales of our products over the next several years as more certified integrators and builders join the program.

     The term of our agreement with Sears expires on April 17, 2005, subject to each party's right to terminate the agreement at any time, with or without cause and without penalty or liability, upon 120 days' notice. During the term of the agreement, we are prohibited from entering into similar agreements with other parties (except under certain specified circumstances).

     While we have high expectations for the Sears Connected Home program, we can provide no assurance that our strategic relationship with Sears will continue or that it will result in any increase in our revenue.

     We also continue to sell our hardware and software networking products throughout the United States and Canada to distributors primarily for resale to regional integrators and installers who carry out their own installation activities, frequently with our technical and training assistance.

INDUSTRY OVERVIEW AND MARKET OPPORTUNITY

     Target Market

     The new home construction industry offers the principal market for Home Director's products and services. An average of more than 1.5 million new homes (including residential apartment units) have been built in the United States during each of the past 10 years, and 1.6 million new homes were built in 2002. (Source: United States Bureau of the Census.) Based on our own experience, we believe that only a relatively small number of these new homes were built with electronic networking capabilities but that the percentage of new homes incorporating these capabilities has been increasing.

     Industry Evolution

     The market for solutions that will facilitate the distribution and control of data within the home is relatively new and we believe is still in an early stage of evolution. This market appears to be driven by a number of recent trends, including the following:

     o a demand for video, audio and voice capabilities throughout the home rather than in a single location;

     o the growing number of households with multiple personal computers and Internet capabilities;

     o    the rise in the number of people who work from home;

     o the increase in the availability of "last mile" high speed bandwidth, via cable modem, DSL and satellite;

     o    the proliferation of new technology and digital applications;

     o the expectation that devices and technology will perform multiple functions; and

     o the decreasing cost of relatively sophisticated home networking solutions.

OUR SOLUTION

     In our effort to exploit this evolving market, and by contrast to the many small-scale local businesses that offer limited low-tech network functions, we offer scaleable and upgradeable technology, established distribution channels, and, in sections of California, Florida, Colorado and Texas, and in other areas served by certified integrators of the Sears Connected Home program, a single-source for products and professional sales and service. We believe we address prospective obsolescence by providing a structured wiring infrastructure that handles multiple mediums, is scaleable and can be functionally upgraded by means of hardware and software. Our home networking solutions can be controlled from inside the home or remotely from web-access devices. We offer a full range of support from pre-sale design and installation to post-installation service, at prices we believe to be competitive. To meet a broad range of demand from entry level to custom homes, we employ standardized base packages or modules with a menu of functional add-ons or upgrades to provide a range of performance capabilities responsive to the individual consumer's budget and needs.

     Our home networking solutions enable shared high-speed Internet access, linked computer peripherals, centrally controlled home security systems, distributed entertainment content and other services and capabilities. These solutions allow home owners to access information and entertainment in any room in the home and centrally control their security, energy and lighting. We couple our networking hardware with scaleable and upgradeable proprietary software that delivers functionality and an intuitive "plug and play" user interface. Devices connected into our system can be controlled through television sets in the home or remotely by both wired and wireless web-access devices.

OUR PRODUCTS AND SERVICES

     Our home networking solution consists of structured wiring and proprietary hardware and software. This solution is based on our proprietary communications device, called the Network Connection Center, which has received awards from the National Association of Home Builders, Popular Science Magazine and the Home Automation and Networking Association. The Network Connection Center is a hardware installation offered in several configurations which houses structured wiring terminals and, in conjunction with applications software, connects and coordinates that includes all of the networked applications and devices within the home. The structured wiring infrastructure can be scaled to high or low capacity levels in accordance with specific builder or consumer requirements. The Network Connection Center can support a variety of hardware and software products to allow for the integration of "best of breed" technologies. With the Network Connection Center, we offer a menu of hardware and software add-ons and upgrades which determine the scope and capacity of each individual system. For example, our AudioZone is a home audio product that allows homeowners to distribute music over network wiring, and our WebPoint is a suite of wired and wireless computer networking and broadband Internet sharing products. The cost of a system varies depending on the size of the home and the number of selected features. Typically, the price to consumers of a complete, installed home networking solution ranges from $1,500 to $4,000, plus the cost of any audio, video, security and other peripheral components and systems, including speakers, which may be linked to the network and included in the installed package.

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

     We recognize an additional potentially huge market for network retro fitting of existing homes and businesses. We believe that custom retrofitting of existing homes currently represents a relatively insignificant segment of the overall market for home networking systems. We believe, however, that the development of this segment of the market must await the further development and improvement of existing wireless technologies which will make retro fitting economically feasible on a broader scale.

     Home Builders

     Our "Intelligent Home Marketing Program" is intended to standardize and streamline a home builder's sales, design, installation and customer support for our networking solutions. Using each participating builder's blueprints for a home development project, we recommend the most appropriate standard packages and application modules for potential buyers and identify standard locations for voice, video, data, security and home management features within the framework of the overall designs contemplated by the blueprints. We display our products and systems in the builder's showroom or model, where a sales representative is available to consult with each home buyer at the same time the buyer is selecting other home options, such as cabinets, carpeting and tile.

         We currently have joint marketing relationships with home builders in parts of California, Florida, Colorado and Texas. Subject to demand, the availability of capital and the requirements of the Sears Connected Home Program, we may establish similar relationships with builders in other geographic areas. In our existing relationships, we try to obtain the builder's commitment to purchase and include a home networking package in all of the housing units within a new-home development. With this commitment, we receive revenue from each home built in the development, based on the package selected by the builder, and further revenue from sales of add-ons, upgrades and application modules selected by individual home buyers.

     We believe our home networking solutions are flexible enough to accommodate builders' requirements for virtually all levels of housing units, including production, semi-custom and custom homes. Builders of production and semi-custom homes provide high-volume deployment of our networking infrastructure and products and services. Builders of custom homes provide early deployment of new technology in high-end home solutions and tend to yield useful feedback for future product and service offerings.

     Builders generally are interested in including home networking packages in their new home developments for a variety of reasons which may include any of the following:

          o The home networking package is marked up and included in the gross sales price of each home and therefore represents an incremental item of net revenue to the builder.

          o The package represents a relatively inexpensive value enhancement to prospective home buyers, particularly younger buyers who have grown up with newer communications technologies, and increases the marketability of a new home.

          o Inclusion of a network package facilitates sales of video, security, telecommunications and other applications which represent further potential net revenue to the builder.

          o Consumer demand and competition from other builders make it essential.

     Distributors

     We also sell our products to distributors in the U.S. and Canada who stock our line of home network hardware products and related software and sell them primarily to regional installers and integrators or home builders. To support this business, we offer technical assistance and training to our distributors and their customers.

MANUFACTURING

     Our employees design the hardware and software components that are offered as options within our Network Connection Centers. Hardware components are manufactured to our specifications by several third party suppliers in the United States and abroad. We are not currently dependent upon any single supplier, and we believe that alternative manufacturing sources would be readily available without material delay in the event of the interruption of supplies from any of our current sources.

INTELLECTUAL PROPERTY

     We own or have rights to use proprietary technology that we believe afford us a current competitive advantage. We have filed and intend to continue to file patent applications on various technologies in the United States and have obtained two patents. We have also licensed intellectual property from several companies, including major computer and communications manufacturers. We also rely on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. We have four trademarks registered and seven trademarks pending in the United States, as well as trademarks registered in other countries.

     We have received written notice from a third party alleging breach of contract and violation of trademark law in connection with our use of the "Home Director" trademark. We have taken what we believe is appropriate remedial action and do not believe that there is any remaining basis for a claim by the third party, nor has the third party taken further action to pursue its claim. Nevertheless, it is possible that the third party will initiate legal action seeking damages and/or injunctive relief against us. If any such litigation should be resolved adversely, we could be compelled to pay damages and/or royalties to the third party for our use of the Home Director name and/or to limit or discontinue its use as a trademark. Any significant limitations on our use of the Home Director name could adversely impact our marketing program and our efforts to establish brand recognition.

COMPETITION

     Our competitors are rapidly changing. They currently include domestic and foreign manufacturers of competitive products and local and regional systems integrators who piece together and install products and services from disparate hardware, software and residential gateway providers. Other competitors are businesses that offer various aspects of home networking using a home's existing electrical wiring or wireless home networking for data connectivity.

     In the production and marketing of hardware for networking installations, our principal competitors include OnQ Technologies, Inc., Leviton, USTec, and LifeStyle Innovations, Inc.

RESEARCH AND DEVELOPMENT

     Our expenses related to research and development activities were approximately $6,087,067 in 2001, $714,804 in 2002, and $277,631 in 2003. We
expect our expenses for research and development to increase in 2004 and subsequent years as we seek to develop new and improved products to enhance our competitive position and the adaptability of our networks to more complex applications.

EMPLOYEES

     As of March 4, 2004, we had approximately 90 full-time employees, 60 of whom are located in California, 14 in Colorado, 10 in Florida and three in each of North Carolina and Texas. Of our total workforce, 28 are engaged in business development, product research and development, finance and administration, and the balance in operations. None of our employees is covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY

     Our corporate headquarters are located in Livermore, California. The Livermore facility has 11,470 square feet and is also used as our northern California service center and for general warehouse storage. Our sublease for the Livermore facility expires in 2008 and requires average monthly lease payments of $14,390. We expect that we will need to seek additional corporate office space in or around Livermore during 2004. Based on the current market for office space in the area, we do not anticipate any difficulties in identifying and leasing sufficient space for our needs on appropriate terms in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On June 18, 2001, Point West Ventures, LP filed a complaint against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's convertible preferred stock financing, in New York Supreme Court. Point West, one of the investors in that financing, alleged misrepresentation in connection with that financing and sought recission of its $500,000 investment. Subsequent to the filing of the complaint, Point West was placed in receivership and the action was stayed and remains inactive. The receiver may determine to pursue the action at some future date.

     We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         Our Common Stock is quoted on the OTC Bulletin Board under the symbol "HMDR". Prior to the merger, Netword's Common Stock was quoted on the OTC Bulletin Board under the symbol "NTWD".

         The following approximate high and low bid information for the Common Stock is as reported by the OTC Bulletin Board. The prices stated represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions. The high price during the fourth quarter of 2002 (and all periods thereafter) reflects a one-for-40 reverse split of our Common Stock on December 19, 2002.

         As of March 29, 2004, there were approximately 825 holders of record of our Common Stock.

                                                                    PRICE
                                                                    -----
                                                                HIGH     LOW
                                                                ----     ---

         2002
               First quarter................................   $0.14   $0.07
               Second quarter...............................    0.12    0.06
               Third quarter................................    0.09    0.04
               Fourth quarter...............................    8.00    0.04

         2003
               First quarter................................    8.00    2.85
               Second quarter...............................    3.00    1.50
               Third quarter................................    2.10    0.75
               Fourth quarter  .............................    1.50    0.85


DIVIDENDS

     We have not paid any cash dividends on our Common Stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. The holders of our Common Stock are entitled to dividends when and if declared by our board of directors from legally available funds.

EQUITY COMPENSATION PLANS

         The information required under this item related to equity compensation plans is incorporated herein by reference to the proxy statement for our 2004 annual meeting of stockholders.

UNREGISTERED SALES OF SECURITIES

         In December 2003 and January 2004, we sold units consisting of 3,470,679 shares of Common Stock and warrants to purchase 3,470,679 shares of Common Stock, for aggregate consideration of $3,226,315. The units were sold to persons we reasonably believed were accredited investors, without public solicitation or advertising, the certificates issued therefor were endorsed with an appropriate restrictive legend, and the transaction was therefore exempt from registration pursuant to Rule 506 under the Securities Act. We paid Spencer Trask, our placement agent, cash compensation of $370,000, including reimbursement for its non-accountable expenses. In addition, we issued Spencer Trask warrants to purchase 1,388,270 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share.

         On December 9, 2003, in separate transactions, we engaged Brockington Securities, Inc. and SLD Capital Corp. to provide certain services to us and issued to each of them a warrant to purchase 100,000 shares of Common Stock at $1.15 per share. The warrants were issued in negotiated transactions without solicitation, the recipients of the warrants represented to us that they were accredited investors, the certificates for the warrants were endorsed with an appropriate restrictive legend, and the transactions were therefore exempt from registration pursuant to Rule 506 under the Securities Act.

         On July 24, 2003, in connection with an extension of credit to us, we issued a warrant to purchase 23,684 shares of Common Stock at $1.90 per share to Greater Bay Bancorp. The warrant was issued to a single purchaser in a negotiated transaction, the purchaser was an accredited investor, the certificate for the warrant was endorsed with an appropriate restrictive legend, and the transaction was therefore exempt from registration pursuant to Rule 506 under the Securities Act.

         During the past three years, we have issued options to purchase shares of our Common Stock from time to time under our Amended and Restated Stock Option Plan. The exercise prices of such options are equal to the fair market value of our Common Stock on the respective grant dates. The stock option grants were exempt from registration pursuant to Section 4(2) of the Securities Act, since they were made to a small number of informed persons who were provided with all information relevant to their investment decisions. In addition, pursuant to the merger, we assumed all outstanding options under HDT's Stock Incentive Plan (subject to necessary adjustments to reflect the exchange ratio under the merger agreement), which were granted by HDT without registration pursuant to the exemption from registration available under Rule 701 under the Securities Act. We plan to register under the Securities Act the offering of Common Stock pursuant to all options granted or which may be granted under our Amended and Restated Stock Option Plan (including the HDT options assumed in the merger).


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         As a result of the merger, on December 19, 2002, HDT became our wholly-owned subsidiary, we changed our name from Netword, Inc. to Home Director, Inc., and the business of HDT became our only business. Since the former stockholders of HDT acquired a majority of our voting interests in the merger, the transaction was treated as a reverse acquisition, with HDT treated as the acquirer for accounting purposes. Accordingly, the pre-merger financial statements of HDT are our historical financial statements. At the time of the merger, Netword had no continuing operations and its historical results would not be meaningful if combined with the historical results of HDT.

         Our revenues consist primarily of revenues from the sale of home networking products and services. Home networking hardware is sold primarily to distributors for use by integrators who install the hardware in homes throughout the United States and Canada. The Company also provides installation services, primarily to the new home construction market, in California, Florida, Colorado and, since early 2004, Texas.

         Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of December 31, 2003, all research and development costs had been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we expect such expenses to increase during 2004.

         General and administrative expenses consist primarily of expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

RECENT DEVELOPMENTS

     In December 2003 and January 2004, we raised gross proceeds of $3,226,315 in a private sale of units consisting of 3,470,679 shares of Common Stock and warrants to purchase 3,470,679 shares of Common Stock. In addition, we issued warrants to purchase 1,388,270 shares of Common Stock to the placement agent in this transaction. Net proceeds of the sale were approximately $2,600,000. All of the shares of Common Stock included in the units sold in this transaction (including the shares underlying the warrants) were registered for resale under out registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on March 19, 2004.

         Effective as of March 23, 2004, we entered into a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. (the "Bank"). The Factoring Agreement provides for the Bank's purchase of our eligible accounts receivable, with recourse, for a purchase price of 65% of such accounts (each, an "advance"), subject to maximum advances of $750,000, and is secured by substantially all of our assets. The amounts advanced by the bank are subject to a finance fee equal to the Bank's prime rate plus 6% per annum (10% as of April 1, 2004). Any advances under the Factoring Agreement are within the complete discretion of the Bank. In addition, the Factoring Agreement requires that we raise proceeds of at least $2.0 million in an equity financing before May 1, 2004 and if we do not raise such proceeds by such date, the finance fee under the Factoring Agreement will be increased by 5% per annum. The term of the Factoring Agreement expires on May 5, 2005, but it is terminable at will by the Bank or us at any time.

         On April 17, 2003, we entered into an agreement with Sears, Roebuck & Co., pursuant to which we are currently expanding a strategic marketing relationship with Sears called the Sears Connected Home program. This program began as a pilot program in Florida in 2002 and, under the terms of the agreement with Sears, is being implemented by Sears, with our support, on a national basis. For a description of the agreement with Sears and the Sears Connected Home program, see "Business."

         During 2003, we signed new contracts to provide networking solutions and services to Shea Homes, Bright Development, SummerHill Homes, Richmond American Homes-Los Angeles Division, Greystone Homes, Cobblestone Homes, Jonathan Homes and Beazer Homes. During the fourth quarter of 2003, we opened an office in Colorado Springs, Colorado, where our first customer was Classic Homes.

         While we expect revenues to stem from these new agreements and the commencement of operations in Colorado, we can provide no assurance that any of the relationships contemplated by these agreements or the new office will continue or will result in any increase in our revenue.

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

         Revenue Recognition. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. The Company accrues for sales returns, rebate programs and warranty costs based on its experience. We also recognize revenue using the percentage of completion method on installation projects, primarily by comparing contractual billing milestones with total contract value. Accounting for revenue from services, payment of upfront fees, and achievement of contract-specific milestones involves management making assessments of business conditions and estimates regarding timing and cost of work associated with the revenue. Over time, these estimates may be adjusted based on then-current circumstances, such as changes in contract amounts, resulting in adjustment to revenues. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are identified.

         Allowance for Doubtful Accounts. Accounts receivable are unsecured and we maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent or others when information known to us indicates amounts may be uncollectable; in order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit worthiness, changes in customer payment patterns and any correspondence with the customer. In 2003, we experienced losses, or recorded provisions for potential losses, totaling $373,000, or 4% of revenues. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods.

         Inventory. We present inventory value at the lower of cost or market and net of valuation allowances for excess and obsolete units. Establishing this reserve requires estimates of sales volumes and pricing. In 2003, we recorded expenses for disposal of or provision for obsolete inventory, totaling $956,000, or 10% of revenues. The obsolete inventory was acquired primarily in 2000 and 2001, and we anticipate that the level of these expenses and write-downs will be lower in future periods. To the extent that we are not able to correctly anticipate these trends, additional reserves may be required in future periods.

         Intangible Assets - Goodwill. Intangible assets include costs in excess of net assets acquired ("goodwill") and other purchased intangibles. The carrying amount of goodwill is reviewed annually. If this review indicates that goodwill will not be recoverable, the carrying amount of the goodwill will be reduced to its estimated fair value. This requires us to estimate such factors as future sales volumes and costs of business produced by these intangibles. To the extent that we are not able to correctly anticipate these trends, additional adjustments to estimated fair value may be required in future periods.

         Valuation of Warrants and Other Equity Instruments. We have entered, and may continue to enter, into transactions whereby we grant warrants to purchase stock to non-employees. These transactions sometimes require us to determine the fair value of non-exchange traded instruments. The development of these fair values requires significant judgment and estimates by management. We disclose the principal assumptions used in determining these fair values in our financial statements and we believe these assumptions are reasonable. However, the use of different valuation models, or assumptions differing from ours, could cause materially different values to be assigned these instruments and could have a significant impact, positive or negative, on our reported results of operations. During 2003, we issued warrants in connection with our bank line of credit and certain agreements to provide investor relation services. Expenses relating to the value of those warrants totaled $144,000.

RESULTS OF OPERATIONS

         Years Ended December 31, 2003 and 2002

         Our revenues are derived from the sale of home networking products and services. Revenues were $9,251,000 in 2003, compared to $10,447,000 in 2002, a decrease of 11%. The reduction was primarily attributable to reduced hardware sales in 2003 (from $4.3 million in 2002 to $2.5 million in 2003, or a reduction of 42%), partially offset by increased services revenues. During 2003, unit sales of hardware decreased by 20% (from 13.7 million units to 10.9 million units) and average hardware selling prices decreased by 27% (from $317 to $230). In addition, during the first two months of 2004, orders for hardware products decreased 57% as compared to the same period during 2003. Hardware sales accounted for 27% of revenues in 2003, as compared to 42% in 2002. The decline in hardware sales reflects several factors, including our strategic decisions to concentrate on cost reduction measures and the sale of hardware primarily through the still-developing Sears Connected Home program as well as price competition. Based upon increased price competition during 2003, we reduced our average hardware selling prices by 20% in the fourth quarter of 2003 as compared to the third quarter of 2003. Although we have limited ability to project future revenues from hardware sales since shipments are generally made in the same month orders are received, we expect pricing pressure to abate during 2004 as pricing stabilizes.

         On the services side, revenues increased by 11% in 2003 as compared to 2002. During 2003, we signed several new contracts to provide networking solutions to numerous home builders and, during the fourth quarter of 2003, we opened an office in Colorado Springs to provide networking solutions, with Classic Homes as our first customer. In the first two months of 2004, sales orders for home installation services increased by 37% as compared to the same period in 2003.

         Total costs and expenses were $14,170,000 in 2003, compared to $9,210,000 in 2002. The increase in 2003 was primarily attributable to the non-recurring nature of the gain of $4,516,000 from the extinguishment of certain liabilities in 2002 and the provision for abandonment of facility of $684,000, offset in part by reduced research and development expenses of $437,000, during 2003. Cost of revenues were $7,251,000, or 78% of revenues, in 2003 as compared to $7,021,000, or 67% of revenues, in 2002. Cost of revenues in 2003 were adversely affected by decreased average hardware selling prices and charges related to inventory. During the fourth quarter of 2003, we recorded expenses for disposal of or provisions for obsolete inventory of approximately $956,000. Factors leading to the charges in the fourth quarter included a decline in hardware sales which we believe was related principally to the technological obsolescence of certain inventory and our inability to compete with products of a more recent design. We believe that we may have increased future research and development expenses, resulting primarily from hiring additional engineering personnel and increased licensing costs as we plan to improve and broaden our product offerings. From time-to-time, we may incur additional professional fees and other costs in connection with possible future attempts to expand our product offerings.

         Our net loss in 2003 was approximately $4,986,000, as compared to a net loss of approximately $2,009,000 in 2002. The increase was primarily attributable to:

          o the fact that we had no extinguishment of liabilities in 2003 while we had a gain of $4.5 million from the extinguishment of certain liabilities in 2002;

          o other expenses (net) of $3,258,491 associated with HDT's convertible notes that were retired on conversion in December 2002 (described below);

          o a provision of approximately $684,000 for abandonment of facility recorded in 2003; and

          o    the inventory charge of $956,000 recorded in 2003.

Years Ended December 31, 2002 and 2001

          Total revenues consisted of revenues from the sale of home networking products and services. Revenues were $10.4 million in 2002, compared to $13.2 million in 2001, a decrease of 21%. This decrease was due primarily to inventory shortages stemming from cash constraints that affected our relations with certain key vendors during the first half of 2002 and our inability to recapture or replace new home building projects and hardware business in the second half of that year.

            Total expenses in all categories decreased substantially in 2002 compared to 2001. For 2002 compared to 2001, cost of revenues decreased by approximately $1.8 million (or 20%) which was primarily attributable to decreased revenues. For 2002, general and administrative expenses decreased by approximately $2.2 million (or 41%), sales and marketing expenses decreased by approximately $3.5 million (or 60%) and research and development expenses decreased by approximately $5.4 million (or 88%). Cost reduction measures which contributed to these decreases included a reduction in headcount, a reduction in spending on new product development, a reduction in marketing and promotional expenses and a change in sales strategy for our products.

         Interest expense for 2002 was adversely affected by certain expenses related to HDT's sale of convertible notes. The charges included interest accrued on HDT's convertible notes, which were paid to investors by the issuance of shares of HDT's common stock immediately prior to the merger, and amortization of costs of the offering of the notes, which raised essential capital. All of the convertible notes were automatically converted into HDT common stock immediately prior to the merger. Although management views the underlying economic basis of issuance of convertible debt as a sale of HDT common stock, generally accepted accounting principles require the third-party costs associated with the convertible notes to be treated as fees paid for obtaining debt financing which are then amortized over the expected term of the financing, which was from the date of the issuance of the convertible notes through the date of the merger.

            We recognized a $4.5 million gain from the extinguishment of certain liabilities in 2002 as a result of a debt restructuring by HDT.

            Our net loss in 2002 was approximately $2.0 million, as compared to a net loss of approximately $30.4 million in 2001. The substantial improvement was primarily attributable to the items discussed above, the elimination of goodwill amortization as a result of a required change in accounting principle and the non-recurrence of various restructuring charges incurred in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of our continuing losses, particularly during the fourth quarter of 2003, we face an acute shortage of working capital.

         Effective as of March 23, 2004, we entered into a Factoring Agreement with Pacific Business Funding (described below), which provides for advances equal to 65% of our eligible accounts receivable (as determined by Pacific Business Funding), with recourse, subject to maximum total advances of $750,000. On April 1, 2004, we were advanced $450,000 under the Factoring Agreement and approximately $300,000 of this advance was used to repay the amount outstanding under our line of credit with Venture Banking Group, thereby terminating the agreement governing such line of credit.

         Pacific Business Funding has complete discretion to determine which, if any, of our accounts receivable qualify as eligible accounts receivable and there can be no assurance that they will advance any additional funds to us under the Factoring Agreement. Even if additional funds are advanced under the Factoring Agreement, we will still require additional financing to satisfy our working capital requirements and we expect to seek such financing through additional sales of equity securities. However, we currently have no commitments with respect to any equity financing. Our operations may suffer and may ultimately have to be discontinued if we are unable to obtain necessary financing on a timely basis.

         Historically, our operations have never been self-sustaining, and we have financed our continuing operations through a series of private offerings of debt and equity and by obtaining advances under the bank line of credit. We cannot predict when, if ever, our business will produce sufficient cash to reduce or eliminate our dependence on external financing as our primary source of working capital.

Private Placement

         In December 2003 and January 2004, we raised gross proceeds of $3,226,315 in a private placement of equity units consisting of 3,470,679 shares of Common Stock and three-year warrants to purchase 3,470,679 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. Net proceeds of $1,740,000 was received in 2003 and is reflected in the balance sheet as of December 31, 2003, and the remaining net proceeds of $860,000 was received in January 2004. We paid the placement agent cash compensation of $370,000, which includes reimbursement for non-accountable expenses, and issued the placement agent five-year warrants to purchase 1,388,270 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share.

Factoring Agreement

         Effective as of March 23, 2004, we entered into a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. (the "Bank"). The Factoring Agreement provides for the Bank's purchase of our eligible accounts receivable, with recourse, for a purchase price of 65% of such accounts (each, an "advance"), subject to maximum advances of $750,000, and is secured by substantially all of our assets. The amounts advanced by the Bank are subject to a finance fee equal to the Bank's prime rate plus 6% per annum (10% as of April 1, 2004).

         Any advances under the Factoring Agreement are within the complete discretion of the Bank. In addition, the Factoring Agreement requires that we raise proceeds of at least $2.0 million in an equity financing before May 1, 2004 and if we do not raise such proceeds by such date, the finance fee will be increased by 5% per annum. The term of the Factoring Agreement expires on May 5, 2005, but is terminable at will by the Bank or us at any time. We currently have no commitments with respect to any equity financing and there can be no assurance that we will be able to raise any equity financing by May 1, 2004 or thereafter.

         On April 1, 2004 we were advanced $450,000 under the Factoring Agreement and approximately $300,000 of this advance was used to repay the amount outstanding under our line of credit with Venture Banking Group, thereby terminating the agreement governing such line of credit.

Cash
         As of December 31, 2003, we had cash, cash equivalents, investments and interest receivable totaling approximately $66,000.

         Cash used in 2003 totaled $2.5 million. Of that amount approximately $730,000 was used for payments of fees for legal, accounting and financial advisory services in connection with the merger. The balance was primarily used to fund the cash operating loss ($3,752,000), a decrease in accounts payable and accrued expenses ($651,000) and an increase in accounts receivable ($226,000), offset in part by net proceeds from the issuance of Common Stock and warrants ($1,740,000) and net borrowings under the bank line of credit ($300,000).

         Net cash used in operating activities was $4.0 million for 2003 and $5.1 million for 2002. Net cash used for both periods in operating activities was primarily for increases in accounts receivable, funding of operating losses and payments to reduce accounts payable. Payments to reduce accounts payable in 2003 were primarily for legal and accounting fees of $480,000 related to the merger.

         Net cash used in investing activities was $98,000 for 2003. $873,000 of net cash was provided by investing activities for 2002. Cash was used in investing activities during 2003 primarily to purchase property and equipment. Cash was provided by investing activities during 2002 primarily from cash acquired in the merger.

         Net cash provided by financing activities was $1.6 million for 2003 and
6.2 million for 2002. Net cash provided by financing activities during 2003 resulted primarily from the proceeds received from the sale of Common Stock and warrants and borrowings under the bank line of credit, offset in part by the payment of a $250,000 fee to the Company's financial adviser in connection with the merger. The net cash provided by financing activities during 2002 was primarily proceeds from the issuance of HDT's convertible notes, which were converted into shares of common stock in connection with the merger, offset in part by merger costs and payments to a related party.

Going Concern Considerations

         As a result of our losses from operations, the event of default that existed under the line of credit before its payoff (See Note 14 to our Financial Statements), and dependence upon financing operations through a series of private offerings of debt and equity, and our uncertainty about the adequacy of funding during 2004, our independent auditors have included an explanatory paragraph in their report on the accompanying financial statements indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

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

THE REPORT OF OUR INDEPENDENT AUDITORS ON OUR FINANCIAL STATEMENTS CONTAINS AN EXPLANATORY PARAGRAPH ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         The report of our independent auditors contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern because of our operating losses, an event of default that existed under our line of credit before it was paid off and terminated (See Note 14 to our Financial Statements) and our dependence upon financing our operations through a series of private offerings of debt and equity securities. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY NEVER BE PROFITABLE.

         We experienced a net loss of approximately $30.4 million for 2001, a loss of approximately $6.5 million (before a gain of approximately $4.5 million as a result of the extinguishment of certain liabilities) for 2002, and a net loss of approximately $5 million for 2003. We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly and annual operating losses in the future. There is no assurance that we will ever be profitable. Our ability to achieve profitability will depend upon a number of factors, including, but not limited to, whether we:

          o have financing available for working capital, product development and sales and marketing efforts;

          o    develop new products for existing and new markets;

          o maintain sales prices, achieve higher sales volume and achieve contract manufacturing efficiencies in order to maintain or improve our gross margins;

          o    control our operating expenses;

          o    expand the distribution network for our products; and

          o    withstand competition in our marketplace.


OUR ACTIVITIES REQUIRE ADDITIONAL FINANCING, WHICH MAY NOT BE OBTAINABLE.

         As of December 31, 2003 we had a cash and cash equivalents balance of approximately $66,000 and working capital of approximately $220,000. We have historically needed to raise capital to fund our operating losses, and, although we raised approximately $2,600,000 in net proceeds through a private sale of Common Stock and warrants in December 2003 and January 2004, our continuing losses require us to obtain additional working capital which we are seeking through the Factoring Agreement (see below) and possible additional equity offerings. We may also need to raise additional capital to fund expansion of our business by way of one or more strategic acquisitions. There can be no assurance that we will be able to obtain any such capital on acceptable terms, if at all. If we are unable to obtain necessary working capital, we may be compelled to cease operations.

ALTHOUGH WE HAVE ENTERED INTO A FACTORING AGREEMENT, ADVANCES UNDER THE AGREEMENT ARE WITHIN THE COMPLETE DISCRETION OF THE BANK AND THE AGREEMENT MAY BE TERMINATED BY THE BANK OR US AT ANY TIME.

         Effective as of March 23, 2004, we entered into a Factoring Agreement that provides for the bank's purchase of our eligible accounts receivable, with recourse, for a purchase price of 65% of such accounts, subject to maximum purchases of $750,000. Any purchases under the agreement are within the complete discretion of the bank and the agreement is terminable at will by the bank or us at any time. On April 1, 2004, we were advanced $450,000 under the Factoring Agreement and approximately $300,000 of this advance was used to pay off our line of credit with Venture Banking Croup. We can provide no assurance that we will obtain advances under the Factoring Agreement in the future.

THE PUBLIC OFFERING BY SELLING STOCKHOLDERS OF A LARGE QUANTITY OF OUR SHARES AS A RESULT OR OUR RECENT REGISTRATION OF SHARES FOR RESALE MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE CAPITAL IN NEW STOCK OFFERINGS.

         On March 19, 2004, our registration statement on Form SB-2 registering for resale 3,488,354 shares of Common Stock and up to 7,100,279 shares of Common Stock upon exercise of warrants was declared effective by the Securities and Exchange Commission. Efforts by the Selling Stockholders to sell all or a significant portion of these shares during a limited period pursuant to the registration statement could have a depressing effect on the market price of our Common Stock and could make it more difficult for us to raise capital through sales of our equity securities.

LIQUIDITY ON THE OTC BULLETIN BOARD IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

         Our Common Stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

OUR COMMON STOCK HAS BEEN THINLY TRADED, AND THE PUBLIC MARKET MAY PROVIDE LITTLE OR NO LIQUIDITY FOR HOLDERS OF OUR COMMON STOCK.

         Purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all. There is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. Due to the historically low trading price of our Common Stock, many brokerage firms may be unwilling to effect transactions in our Common Stock, particularly because low-priced securities are subject to an SEC rule that imposes additional sales practice requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). We cannot predict when or whether investor interest in our Common Stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

OUR STOCK PRICE MAY BE PARTICULARLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR PURCHASERS OF OUR COMMON STOCK.

         The relative illiquidity of trading in our Common Stock makes it particularly susceptible to price volatility which could cause purchasers of our Common Stock to incur substantial losses. Among factors that could cause significant fluctuation in the market price of our Common Stock are the following:

          o an increase in the volume of public resales of our Common Stock pursuant to the above referenced registration statement;

          o    changes in market valuations of similar companies;

          o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

          o    regulatory developments;

          o    additions or departures of key personnel; and

          o deviations in our results of operations from the estimates of securities analysts.

WE DEPEND HEAVILY ON OUR SENIOR MANAGEMENT WHO MAY BE DIFFICULT TO REPLACE.

         We believe that our future success depends to a significant degree on the skills, experience and efforts of Michael Liddle, our Chief Executive Officer, who joined us on January 1, 2004, and Jerry Steckling, our Vice President, Advanced Technology and Chief Technology Officer, who joined us on January 7, 2004. While they have incentives to remain with the Company, there is no assurance that they will do so.

IMPROVEMENT IN OUR BUSINESS DEPENDS ON OUR ABILITY TO INCREASE CONSUMER DEMAND FOR OUR PRODUCTS AND SERVICES AND HOME BUILDER PARTICIPATION IN OUR MARKETING PROGRAMS.

         Unless and until otherwise motivated by consumer demand, additional home builders may be unwilling to introduce or bear the costs of offering our systems to new home purchasers. Adverse events or economic or other conditions affecting markets for new homes, potential delays in product development, product and service flaws, changes in technology and the availability of competitive products are among a number of factors that could limit home builder and consumer demand for our products and services.

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

A THIRD PARTY HAS ASSERTED THAT OUR USE OF THE HOME DIRECTOR NAME IN CONNECTION WITH THE MARKETING OF CERTAIN OF OUR PRODUCTS VIOLATES CERTAIN TRADEMARK AND CONTRACTUAL RESTRICTIONS. IF THIS CLAIM WERE TO BE RESOLVED ADVERSELY, WE COULD BE COMPELLED TO PAY ROYALTIES OR DAMAGES AND/OR LIMIT OR DISCONTINUE USE OF THE NAME AS A TRADEMARK.

         In June 2003, we received written notice from a third party alleging that we had breached the terms of an agreement by using the "Home Director" mark without displaying a distinctive corporate identifier in connection with some of our products. We have taken what we believe is appropriate remedial action and do not believe that there is any remaining basis for a claim by the third party, nor has the third party taken further action to pursue its claim. Nevertheless, it is possible that the third party will initiate legal action seeking damages and/or injunctive relief against us. If any such litigation should be resolved adversely, we could be compelled to pay damages and/or royalties to the third party for our use of the Home Director name and/or to limit or discontinue its use as a trademark. Any significant limitations on our use of the Home Director name could adversely impact our marketing program and our efforts to establish brand recognition.

WE ARE DEPENDENT ON OUR RELATIONSHIPS WITH A LIMITED NUMBER OF HOME BUILDERS IN LIMITED GEOGRAPHICAL AREAS FOR A MATERIAL PORTION OF OUR REVENUES.

         Our home networking systems installation business accounted for approximately 73% of our total revenues in 2003, and one home builder accounted for approximately 49% of this revenue. Our penetration of the new home market represents a small percentage of all new homes constructed by the home builders that we have relationships with. Loss or reduction of demand or increased pricing pressure from any of these builders could adversely affect our revenues and our ability to achieve profitability.

THE SEARS CONNECTED HOME PROGRAM, WHICH IS AN IMPORTANT ELEMENT OF OUR BUSINESS PLAN, COULD BE DISCONTINUED BY SEARS AT ANY TIME.

         A significant portion of our current marketing and sales efforts and expectations is focused on the relatively new Sears Connected Home program. The program is directly tied to our relationship with Sears, which is promoting the program through its extensive marketing and distribution facilities and resources. Failure or discontinuance of the program would have an adverse impact on our marketing and sales activities and could compel us to seek other financial and distribution resources to support these activities. There is no assurance that we could obtain any such alternative resources.

OUR BUSINESS IS TIED TO THE NEW HOUSING MARKET, WHICH IS INHERENTLY CYCLICAL, SEASONAL AND SUBJECT TO CONTINUING UNCERTAINTIES.

         Our business is directly related to the level of housing starts, especially in those areas where we operate our systems installation business. The housing industry is cyclical, and our revenues from new residential installations will be affected by factors that affect the housing industry, both generally and in the limited areas where we operate. The home building market is also seasonal in many areas of the United States. As a result of all or any of these factors, our revenues and operating results may fluctuate from period to period.

REGULATORY CONSTRAINTS ON THE HOME CONSTRUCTION INDUSTRY MAY NEGATIVELY AFFECT OUR BUSINESS.

         The home construction industry is subject to various local, state and federal laws and regulations. Sales of our products may be adversely affected by periodic delays in homebuilding projects for a variety of regulatory reasons, including factors relating to local and regional environmental and infrastructure conditions and tax and assessment issues which may delay or halt construction or increase the costs of home development and decrease potential sales of our products.

THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID TECHNOLOGICAL AND OTHER CHANGES.

         The market for home technology products is highly competitive and subject to rapid technological and other changes. Price competition has adversely affected our revenues and margins in the recent past. We expect competition to increase and to continue to exert downward pressure on our margins. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources and significantly greater name and brand recognition than we have. Many of them also have well-established relationships with current and potential distributors of our products. All or any of these factors may limit or prevent any further development of our business and our ability to achieve profitability. We believe that in order to remain competitive, we will need to respond to frequent and rapid changes in technology and industry standards affecting the market for our products. For a variety of reasons, including lack of financial, technological and proprietary resources, we may fail to recognize or be unable to respond to these changes in a timely or cost-effective manner. We may also encounter capabilities or technologies developed by others that render our products obsolete or not competitive.

OUR NETWORKING HARDWARE AND SOFTWARE PRODUCTS MAY, FROM TIME TO TIME, SUFFER FROM DESIGN OR MANUFACTURING DEFECTS WHICH COULD ADVERSELY AFFECT OUR REPUTATION AND BUSINESS.

         Our networking software products are complex. Errors by us or our suppliers could result in software, design or manufacturing defects that could be difficult to detect and correct. Any such defects could adversely impact market interest in or demand for our products and our reputation, credibility and relationships with home builders, current and prospective distributors and consumers. Despite our efforts and testing, our products (including new products and enhancements) may be susceptible to flaws or performance degradation, which could result in:

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

WE MAY BE EXPOSED TO SIGNIFICANT COSTS OF DEFENSE AND DAMAGES IN LITIGATION STEMMING FROM PRODUCT LIABILITY AND RELATED CLAIMS.

         In spite of our best efforts, we may become subject to claims that give rise to litigation resulting from the installation of our products and those of other manufacturers in a consumer's premises. While we carry insurance that we believe is adequate to cover our potential exposure in these matters, the possibility exists that we may become subject to claims in amounts or for reasons that are outside the scope of our insurance coverage. Litigation involving personal injury or loss of life could lead to awards of enormous sums, which could exceed our insurance coverage and force us to liquidate or seek bankruptcy protection.

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

WE MAY BE SUBJECT TO THE COSTS AND RISKS OF CLAIMS FOR PATENT AND/OR TRADEMARK INFRINGEMENT ASSERTED AGAINST US BY OTHERS.

         We remain subject to the risk that third parties will assert infringement claims against us that will result in costly litigation, require us to redesign infringing products or obtain a license to use the intellectual property of third parties. Such licenses may not be available on reasonable terms or at all. Any intellectual property claims resolved against us (including the trademark-related claim against us for use of the Home Director name) could adversely affect our ability to continue in business.

OUR ABILITY TO OPERATE AND COMPETE EFFECTIVELY REQUIRES THAT WE HIRE AND RETAIN SKILLED TECHNICAL PERSONNEL, WHO, FROM TIME TO TIME, HAVE BEEN IN SHORT SUPPLY AND MAY BE UNAVAILABLE TO US WHEN WE NEED THEM.

         Our business requires us to be able to continuously attract, train, motivate and retain highly skilled employees, particularly engineers and other senior technical personnel. Our failure to attract and retain the highly trained technical personnel who are integral to our sales, development and service teams may limit the rate at which we can generate sales and develop new products or product enhancements. Our inability to attract and retain the individuals we need could adversely impact our business and our ability to achieve profitability.

OUR INSTALLATION BUSINESS REQUIRES US TO HIRE, TRAIN AND RETAIN INCREASING NUMBERS OF SKILLED TRADESMAN, BUT WE MAY PERIODICALLY BE UNABLE TO DO SO IN THE LABOR MARKETS IN WHICH WE OPERATE.

         We must continue to attract, train, motivate and retain highly skilled tradesmen at competitive wage rates, to install and service our systems. Qualified skilled tradesmen are scarce and in great demand throughout the construction industry and particularly in the geographic areas where our systems installation activities are currently conducted. Our inability to attract and retain necessary skilled personnel, when we need them and at rates we can afford, could adversely impact our business and our ability to achieve profitability.

WE HAVE PREVIOUSLY ISSUED A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS WHICH REMAIN OUTSTANDING. THE EXISTENCE OF SUCH OPTIONS AND WARRANTS MAY HAVE A DEPRESSING EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK AND IMPAIR OUR ABILITY TO RAISE ADDITIONAL CAPITAL, WHILE ANY EXERCISE OF SUCH OPTIONS AND WARRANTS WILL DILUTE THE INTERESTS OF THE HOLDERS OF OUTSTANDING COMMON STOCK.

         There are outstanding options and warrants (including those held by the selling stockholders) to purchase approximately 7,965,096 shares of Common Stock at exercise prices ranging from $0.36 to $453.56 per share, as compared to a total of only 7,222,146 shares of Common Stock currently outstanding. Such options and warrants will likely be exercised, if at all, only at times when the exercise or strike price thereunder is lower than the market price of our Common Stock. While some of these options and warrants are largely valueless and unlikely to be exercised prior to their expiration, there remains a significant overhang of options and warrants exercisable at more modest prices (approximately 7,215,992 shares of Common Stock at exercise prices ranging from $0.36 to $10.89 per share). The existence of these options and warrants may have a depressing effect on the market price of our Common Stock and may impair our ability to raise additional capital through sales of our Common Stock or adversely affect the terms of any such sales. The exercise of such options and warrants (including by cashless exercise, where permitted) may result in dilution of the relative interests of holders of our Common Stock in our stockholders equity and earnings, if any.

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

ITEM 8A. CONTROLS AND PROCEDURES.

         CEO and CFO Certifications. Attached as exhibits to this annual report are the certifications of the CEO and the CFO required by Rules 13a-15 and 15d-15 the Securities Exchange Act of 1934 (the "Certifications"). This section of the annual report contains the information concerning the evaluation of Disclosure controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

         Internal Controls over Financial Reporting. Internal Controls over Financial Reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and includes those policies and procedures that:

         -- pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

         -- provide reasonable assurance our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         -- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

         Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, do not expect that our Disclosure Controls or Internal Controls over Financial Reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the CEO and CFO note that, during the fiscal year ended December 31, 2003, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded, as of December 31, 2003, that, subject to the limitations noted above, the Company's Disclosure Controls are effective to provide reasonable assurance that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO and CFO.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information with respect to directors, executive officers, promoters and control persons; compliance with Section 16(a) of the Exchange Act and the other information under this item is incorporated herein by reference to the proxy statement for our 2004 annual meeting of stockholders.

ITEM 10. EXECUTIVE COMPENSATION

          Information with respect to executive compensation is incorporated herein by reference to the proxy statement for our 2004 annual meeting of stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the proxy statement for our 2004 annual meeting of stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain relationships and related transactions is incorporated by reference to the proxy statement for our 2004 annual meeting of stockholders.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

          1. Financial Statements--see the consolidated financial statements commencing at page F-1 of this report.

          2.   Financial Statement Schedules. None.

          3.   The following exhibits are filed with this document:


     2.1       Asset Purchase Agreement by and among Home Director, Inc., Spencer Trask Intellectual Capital
               Company LLC and International Business Machines Corporation, dated as of December 7, 1999.****

     2.2       Agreement and Plan of Merger and Reorganization among Home Director, Inc., DI Acquisition, Inc.,
               Digital Interiors, Inc. and Donald B. Witmer as Stockholders' Agent, dated as of October 24,
               2000.****

     2.3       Asset Purchase Agreement, dated May 14, 2001, by and among Digital Interiors, Inc., Los Gatos Home
               Theater, Inc. and Joseph J. Paris.****

     2.4       Agreement and Plan of Merger, dated as of April 9, 2002, by and among Netword, Inc., Webspeak
               Acquisition Corp. and Home Director, Inc.*

     2.5       Amendment No. 1 to Agreement and Plan of Merger, dated as of July 31, 2002, by and among Netword,
               Inc., Webspeak Acquisition Corp. and Home Director, Inc.*

     2.6       Amendment No. 2 to Agreement and Plan of Merger, dated as of October 25, 2002, by and among
               Netword, Inc., Webspeak Acquisition Corp. and Home Director, Inc.**





     2.7       Stock Purchase Agreement, dated as of January 22, 2003, between Home Director, Inc. and Michael L.
               Wise.****

     3.1       Certificate of Incorporation of Netword, Inc. ++

     3.2       First Certificate of Amendment to the Certificate of Incorporation of Netword, Inc.***

     3.3       Restated Certificate of Incorporation of Home Director, Inc.***

     3.4       Bylaws of Home Director, Inc., as amended and restated on March 3, 2004. +++++

     3.5       Certificate of Merger merging Webspeak Acquisition Corp. with and into Home Director, Inc.***

     4.1       Form of Warrant to purchase shares of Common Stock of Netword, Inc. issued to members of
               Netword, LLC in connection with the merger of Netword, LLC and Netword, Inc. ++

     4.2       Warrant to purchase shares of Common Stock of Netword, Inc., dated May 1, 1999, issued to Pryor,
               Cashman, Sherman & Flynn LLP. ++

     4.3       Form of Subscription Agreement to purchase shares of Common Stock of Netword, Inc. executed in connection with the Rule 506 sale of 782,000 units consummated on July 28, 1999 and August 5,
               1999. ++

     4.4       Form of Warrant to purchase shares of Common Stock of Netword, Inc. issued to purchasers in the
               Rule 506 offering to David Segal and to NorthStar Capital Partners LLC.++

     4.5       Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated March 3,
               2000, issued to the McKenna Group. ****

     4.6       Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 4,
               2001, issued to the McKenna Group.****

     4.7       Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 5,
               2000, issued to Motorola, Inc.****

     4.8       Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 11,
               2000, issued to Spencer Trask Ventures, Inc.****

     4.9       Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 11,
               2001, issued to Mary Walker.****

     4.10      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated January 25,
               2001, issued to Spencer Trask Ventures, Inc.****

     4.11      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 14,
               2001, issued to Joseph J. Paris.****

     4.12      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 11,
               2001, issued to The Conrado Company, Inc.****





     4.13      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated December 3,
               2001, issued to Peter Blaettler.****

     4.14      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated February 6,
               2002, issued to Spencer Trask Investment Partners, LLC.****

     4.15      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated February 6,
               2002, issued to Donald B. Witmer.****

     4.16      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated February 6,
               2002, issued to Robert N. Wise.****

     4.17      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 1,
               2002, issued to Southport Park Limited Partnership.****

     4.18      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 8,
               2002, issued to the Dioguardi Family Trust.****

     4.19      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 8,
               2002, issued to Donald B. Witmer.****

     4.20      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 8,
               2002, issued to Spencer Trask Ventures, Inc.****

     4.21      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated May 14,
               2002, issued to Spencer Trask Ventures, Inc.****

     4.22      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated June 26,
               2002, issued to Spencer Trask Ventures, Inc.****

     4.23      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated July 8,
               2002, issued to Spencer Trask Ventures, Inc.****

     4.24      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated July 26,
               2002, issued to Spencer Trask Ventures, Inc.****

     4.25      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated September
               30, 2002, issued to Spencer Trask Ventures, Inc.****

     4.26      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 7,
               2002, issued to Spencer Trask Ventures, Inc.****

     4.27      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated September





               30, 2002, issued to Kirlin Securities, Inc.****

     4.28      Warrant to purchase shares of Common Stock of Home Director, Inc. (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see Exhibit 2.4)), dated October 7,
               2002, issued to Kirlin Securities, Inc.****

     4.29      Warrant to purchase shares of Series B Convertible Preferred Stock of Home Director, Inc.
               (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see
               Exhibit 2.4)), dated April 3, 2000, issued to Spencer Trask Ventures, Incorporated.****

     4.30      Warrant to purchase shares of Series C Convertible Preferred Stock of Home Director, Inc.
               (subsequently adjusted in accordance with the terms of the Agreement and Plan of Merger (see
               Exhibit 2.4)), dated July 6, 2000, issued to Spencer Trask Ventures, Incorporated.****

     4.31      Stock Option Plan of Home Director, Inc., as amended through October 1, 2002****

     4.32      Form of Award Letter for Optionees. ++

     4.33      Warrant to purchase shares of Common Stock of Home Director, Inc. issued to Greater Bay
               Bancorp on July 24, 2003.+++++

     4.34      Warrant to purchase shares of Common Stock of Home Director, Inc. issued to Brockington Securities,
               Inc. on December 9, 2003. +++++

     4.35      Warrant to purchase shares of Common Stock of Home Director, Inc. issued to SLD Capital Corp. on
               December 9, 2003.   +++++

     4.36      Form of warrant to purchase shares of Common Stock of Home Director, Inc. issued to investors in
               December 2003 and January 2004.  +++++

     4.37      Form of warrants to purchase shares of Common Stock of Home Director, Inc. issued to Spencer Trask
               Ventures, Inc. in December 2003 and January 2004. +++++

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

     9.3       Letter Agreement, dated as of April 30, 2002, among Netword, Inc., Spencer Trask Investment
               Partners, LLC, Spencer Trask Intellectual Capital Company, LLC, Spencer Trask Ventures, Inc.,
               Donald B. Witmer, Robert Wise and Daryl Stemm.*





     10.3      Employment Agreement, dated as of September 24, 2001, between Home Director, Inc. and Donald B.
               Witmer.****

     10.4      Employment Agreement, dated as of September 24, 2001, between Home Director, Inc. and Robert N.
               Wise.****

     10.5      Sublease Agreement, dated July 23, 2002, among Adaptec, Inc., Home Director, Inc. and Shea Center
               Livermore, LLC.****

     10.6      Lease Agreement, dated as of April 19, 2000, by and between Southport Business Park Limited
               Partnership and Home Director, Inc., as amended.****

     10.7      Placement Agency Agreement, dated April 10, 2002, by and between Home Director, Inc. and Spencer
               Trask Ventures, Inc. ****

     10.8      Agreement, dated as of April 17, 2003, by and between Sears, Roebuck & Co. and Home Director,
               Inc.+++ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.  The term "confidential treatment" and the mark "*" used throughout this exhibit mean that the material has been omitted and separately filed with the SEC.

     10.9      Loan and Security Agreement, dated as of July 24, 2003, by and between Venture Banking Group, a
               Division of Cupertino National Bank, and Home Director, Inc., Home Director Technologies, Inc. and
               Digital Interiors, Inc. ++++

     10.10     Placement Agency Agreement, dated as of November 10, 2003, by and between Spencer Trask Ventures,
               Inc. and Home Director, Inc.  +++++

     10.11     Letter Agreement, dated as of December 9, 2003, by and between Home Director, Inc. and Brockington
               Securities, Inc.   +++++

     10.12     Letter Agreement, dated as of December 9, 2003, by and between Home Director, Inc. and SLD Capital
               Corp.   +++++

     10.13     Form of Subscription Agreements to purchase shares of Common Stock and Warrants to purchase shares of Common Stock between Home Director, Inc. and the several purchasers of its equity units sold on December 9, 2003, December 19, 2003 and January 21, 2004. +++++

     10.14     Form of Registration Rights Agreement between Home Director, Inc. and the several purchasers of its equity units sold on December 9, 2003, December 19, 2003 and January 21, 2004.  +++++

     10.15     Employment Agreement, dated as of December 31, 2003, by and between Home Director, Inc. and Michael
               Liddle.  +++++

     10.16     Employment Agreement, dated as of January 7, 2004, by and between Home Director, Inc. and Jerry
               Steckling.  +++++

     10.17     Separation and Release Agreement by and between Robert N. Wise, Home Director, Inc., Home Director
               Technologies, Inc. and Digital Interiors, Inc., dated as of March 3, 2004. +++++

     10.18     Factoring Agreement dated March 23, 2004 by and between Home Director, Inc., Home Director
               Technologies, Inc. and Digital Interiors, Inc. and Pacific Business Funding, a division of Greater
               Bay Bank, N.A. (Filed herewith).

     21        List of subsidiaries of Home Director, Inc.****



     31.1      Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002. (Filed herewith)

     31.2      Certification of the Chief Financial Officer and Secretary pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002. (Filed herewith)

     32.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

     32.2      Certification of the Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)


+ Exhibits that pre-date the merger on December 19, 2002 and refer to Home Director, Inc. are references to Home Director Technologies, Inc., now a wholly-owned subsidiary of the registrant (See Exhibit 21), and exhibits that pre-date the merger and refer to Netword, Inc. are references to Home Director, Inc., the registrant.

++ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Netword's registration statement on Form SB-1 (Reg. No. 333-86873) filed with the Securities and Exchange Commission on September 9, 1999.

* Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Netword's Registration Statement on Form S-4 (Reg. No. 333-86873), filed with the Securities and Exchange Commission on August 2, 2002.

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

**** Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

+++ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 19, 2003.

++++ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-QSB for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 17, 2003.

+++++ Incorporated by reference to the corresponding exhibit filed previously as an exhibit to Home Director's registration statement on Form SB-2, filed with the Securities and Exchange Commission on March 8, 2004.

(b) On December 9, 2003, we filed a report on Form 8-K announcing the sale of our equity securities in a private placement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information with respect to principal accountant fees and services is incorporated by reference to the proxy statement for our 2004 annual meeting of stockholders.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOME DIRECTOR, INC.
                                    (Registrant)


                                    By: /s/ Michael D. Liddle
                                        --------------------------------
                                        Michael D. Liddle
                                        President, Chief Executive Officer
                                        and Director

April 1, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                                                             DATE
---------                        -----                                                             ----
/s/ Michael D. Liddle
-------------------------        President, Chief Executive Officer and Director (Principal
Michael D. Liddle                Executive Officer)                                                April 1, 2004

/s/ Daryl Stemm
-------------------------        Chief Financial Officer and Secretary (Principal Financial
Daryl Stemm                      Officer and Principal Accounting Officer)                         April 1, 2004

/s/ Ezra P. Mager
-------------------------
Ezra P. Mager                    Chairman of the Board of Directors                                April 1, 2004

/s/ Kent M. Klineman
-------------------------
Kent M. Klineman                 Director                                                          April 1, 2004

/s/ Stephen B. Ste. Marie
-------------------------
Stephen B. Ste. Marie            Director                                                          April 1, 2004

/s/ Michael L. Wise
-------------------------
Michael L. Wise                  Director                                                          April 1, 2004


                               HOME DIRECTOR, INC.

                          Index to Financial Statements
                                                                         Page
                                                                         ----

Independent Auditor's Reports                                             F-1

Consolidated Balance Sheets as of December 31, 2003
    and 2002                                                              F-2

Consolidated Statements of Operations for the Years
    Ended December 31, 2003 and 2002                                      F-3

Consolidated Statements of Changes in Shareholders'
    Equity for the Years Ended December 31, 2003
    and 2002                                                              F-4

Consolidated Statements of Cash Flows for the Years
    Ended December 31, 2003 and 2002                                      F-5

Notes to Consolidated Financial Statements                                F-7

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Home Director, Inc.


                We have audited the accompanying consolidated balance sheets of Home Director, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Director, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations, is in default of its line of credit, has been dependent upon financing its operations through a series of private offerings of debt and equity and the uncertainty about the adequacy of funding during 2004 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/  Mahoney Cohen & Company CPA, P.C.


New York, New York
March 8, 2004 (except for Note 16, which is April 1, 2004)

                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                     ASSETS
                                     ------

                                                                                     2003                2002
                                                                                 ------------       ------------
Current assets:
    Cash and cash equivalents                                                    $     65,733       $  2,557,214
    Accounts receivable, net of allowances of $290,996
        in 2003 and $115,897 in 2002.                                               1,452,934          1,226,479
    Inventories, net of allowance of $847,363 in 2003
        and $1,087,719 in 2002                                                        818,421          1,499,014
    Other current assets                                                              195,128            140,366
                                                                                 ------------       ------------
                Total current assets                                                2,532,216          5,423,073
Property and equipment, net                                                           280,463            645,328
Customer lists, net of accumulated amortization of
    $670,321  in 2003 and $648,552 in 2002                                             87,075            108,844

Goodwill, net of accumulated amortization of $1,654,837
    in 2003 and 2002                                                                5,825,652          5,825,652
                                                                                 ------------       ------------
                                                                                 $  8,725,406       $ 12,002,897
                                                                                 ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                        $  1,770,922       $  2,249,712
    Payables to related parties                                                            --            291,793
    Line of credit                                                                    300,000                 --
    Notes payable                                                                     125,000            125,000
    Current portion of capital lease obligations                                      116,313            125,626
                                                                                 ------------       ------------
                Total current liabilities                                           2,312,235          2,792,131
Capital lease obligations, less current portion                                        10,077            123,781
Other long-term liabilities                                                           393,975                 --
Commitments and contingencies (Notes 9 and 12)
Shareholders' equity:
    Preferred stock, $0.01 par value as of December 31, 2003
           and 2002, respectively
        Authorized - 2,000,000 as of December 31, 2003 and 2002, respectively
        Issued and outstanding - none as of December 31, 2003
           and 2002, respectively                                                         --                 --
    Common stock, $0.01 par value as of December 31, 2003
           and 2002, respectively
        Authorized - 40,000,000 shares
           as of December 31, 2003 and 2002, respectively
        Issued and outstanding - 6,163,071 and 3,751,467
           as of December 31, 2003 and 2002, respectively                              61,631            37,515

        Additional paid-in capital                                                 77,582,890         75,699,296
Accumulated deficit                                                               (71,635,402)       (66,649,826)
                                                                                 ------------      -------------
                Total shareholders' equity                                          6,009,119          9,086,985
                                                                                 ------------       ------------
                                                                                 $  8,725,406       $ 12,002,897
                                                                                 ============       ============



                             See accompanying notes.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2003 and 2002


                                                                 2003              2002
                                                            ------------      ------------
Revenue                                                     $  9,251,252      $ 10,446,654

Costs and expenses:
    Cost of revenue                                            7,250,744         7,021,446
    General and administrative                                 3,194,168         3,178,643
    Sales and marketing                                        2,366,904         2,279,489
    Research and development                                     277,631           714,804
    Depreciation and amortization                                396,967           531,262
    Extinguishment of certain liabilities                             --        (4,515,504)
    Provision for abandonment of facility                        683,966                --
                                                            ------------      ------------
        Total costs and expenses                              14,170,380         9,210,140
                                                            ------------      ------------

Income (loss) from operations                                 (4,919,128)        1,236,514

Other income (expense):
    Interest income                                                4,310            12,957
    Interest expense                                             (70,758)       (3,258,491)
                                                            ------------      ------------
Net other income (expense)                                       (66,448)       (3,245,534)
                                                            ------------      ------------


Net loss                                                    $ (4,985,576)     $ (2,009,020)
                                                            ============      ============


Net loss per common share - basic and diluted:
    Shares used in computing basic and diluted net loss
        per common share                                       3,875,811           742,723
                                                            ============      ============

Loss per share                                              $      (1.29)     $      (2.70)
                                                            ============      ============




                             See accompanying notes.

                               HOME DIRECTOR, INC.
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Years Ended December 31, 2003 and 2002



                                                            Total
                                                        Common Stock             Additional                          Accumulated
                                               -----------------------------       Paid-In                           Shareholders'
                                                  Shares           Amount          Capital           Deficit            Equity
                                               ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2001                        616,843     $      6,168     $ 65,160,567      $(64,640,806)     $    525,929
Exercise of common stock options and
         warrants                                     8,902               89           33,347               -              33,436
Compensation related to consulting
   services                                             -                -            218,943               -             218,943
Issuance of common stock warrants in
   connection with bridge note financing                -                -            230,481               -             230,481
Beneficial conversion for convertible debt              -                -            230,481               -             230,481
Issuance of common stock warrants as
   consideration for services                           -                -          1,448,714               -           1,448,714
Issuance of common stock in connection
   with conversion of convertible debt            2,558,041           25,580        9,154,761               -           9,180,341
Recapitalization, net of merger costs               567,681            5,678         (777,998)              -            (772,320)
Net loss                                                -                -                -          (2,009,020)       (2,009,020)
                                               ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2002                      3,751,467     $     37,515     $ 75,699,296      $(66,649,826)     $  9,086,985

Reclassification of merger costs                        -                -             39,784               -              39,784

Expenses related to convertible note                    -                -            (16,595)              -             (16,595)
Issuance of common stock warrants as
   consideration for services                           -                -            144,372               -             144,372
 Issuance of common stock in connection
   with private placement, net                    2,411,604           24,116        1,716,033               -           1,740,149
 Net loss                                               -                -                -          (4,985,576)       (4,985,576)
                                               ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2003                      6,163,071     $     61,631     $ 77,582,890      $(71,635,402)     $  6,009,119
                                               ============     ============     ============      ============      ============



                             See accompanying notes.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002

                                                                     2003              2002
                                                                 -----------      -----------
Cash flows from operating activities:
    Net loss                                                     $(4,985,576)     $(2,009,020)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                396,967          531,262
        Loss on disposal of assets                                        --           20,490
        Deferred rent                                                  9,251           71,950
        Provision for abandonment of facility                        683,996               --
        Gain from extinguishment of certain liabilities                   --       (4,515,504)
        Non-cash consulting fees                                          --          218,943
        Amortization of discount on convertible debt                      --          460,962
        Issuance of common stock warrants as consideration
           for services                                              144,372        1,448,714
        Non-cash exercise of common stock options and
           warrants                                                       --           33,436
        Changes in operating assets and liabilities, net of
           assets and liabilities acquired:
        Accounts receivable                                         (226,455)          13,679
        Inventories                                                  680,593         (264,696)
        Other current assets                                         (54,762)         131,390
        Accounts payable and accrued expenses                       (650,741)      (1,216,669)
                                                                 -----------      -----------
                Net cash used in operating activities             (4,002,355)      (5,075,063)
                                                                 -----------      -----------
Cash flows from investing activities:
    Purchases of property and equipment                              (97,870)         (58,002)
    Cash acquired in Netword acquisition                                  --          930,673
                                                                 -----------      -----------
                Net cash provided by (used in) investing
                   activities                                        (97,870)         872,671
                                                                 -----------      -----------
Cash flows from financing activities:
    Borrowing under line of credit                                   400,000               --
     (Payments) to reduce line of credit                            (100,000)              --
    Net payments of payables to related parties                     (291,793)      (1,288,399)
    Repayment of capital lease obligations                          (123,017)        (287,476)
    Merger costs                                                          --       (1,407,906)
    Proceeds from issuance of common stock                         1,740,149               --
    Proceeds from (payments of) issuance of convertible debt         (16,595)       9,180,341
                                                                 -----------      -----------
                Net cash provided by financing
                   activities                                      1,608,744        6,196,560
                                                                 -----------      -----------
Net increase (decrease) in cash (carried forward)                $(2,491,481)     $ 1,994,168
                                                                 -----------      -----------


                             See accompanying notes.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002


                                                                               2003                2002
                                                                           -------------      --------------
Net increase (decrease) in cash (brought forward)                          $  (2,491,481)     $    1,994,168

Cash and cash equivalents at beginning of year                                 2,557,214             563,046
                                                                           -------------      --------------

Cash and cash equivalents at end of year                                   $      65,733      $    2,557,214
                                                                           =============      ==============


                Supplemental Disclosure of Cash Flow Information
                                                                               2003               2002
                                                                           -------------      --------------
Cash paid during the year for:
    Interest                                                               $      39,347      $    1,159,169
                                                                           =============      ==============


                        Supplemental Schedule of Non-Cash Investing and Financing Activities

Capital lease obligations incurred                                         $      32,549      $      261,428

Reclassification of merger costs                                           $      39,784      $          ---

Issuance of common stock in connection with
    conversion of convertible debt                                         $         ---      $    9,180,341



                             See accompanying notes.

Note 1 -     Organization and Description of Business

Home Director Technologies Inc. (formerly Home Director, Inc. "HDT") was incorporated on October 13, 1999 under the laws of the State of Delaware. On December 19, 2002, HDT was acquired by Netword, Inc. (now Home Director, Inc.) in a merger of Netword's special purpose subsidiary into HDT (the "Merger"). In the Merger, HDT's stockholders received shares of Netword common stock in accordance with the exchange ratio described in the merger agreement. Upon completion of the Merger, HDT's stockholders owned approximately 86% of the outstanding Netword common stock. The Merger was treated as a reverse merger, with HDT being the acquirer for accounting purposes. The pre-acquisition financial statements of HDT became the historical financial statements of the combined companies. The transaction was accounted for as the issuance of common stock by HDT for the net monetary assets of Netword, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the merged companies. Pre-acquisition stockholders' equity of HDT was retroactively restated for the equivalent number of shares of Netword received by HDT in the Merger, with differences between the par value of Netword's and HDT's stock recorded as paid-in capital. Transaction costs related to the Merger were also charged directly to equity. The transaction did not result in any additional goodwill or other intangible assets. All common share and per share amounts for all periods presented in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Merger. References in these notes to "the Company" are references to HDT as it existed before the Merger and the combined companies after the Merger.

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


Note 2 - Summary of Significant Accounting Policies

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Home Director, Inc. (formerly Netword, Inc.) and its wholly-owned subsidiaries, HDT and Digital Interiors. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the allowance for obsolete and slow-moving inventory. Actual results can differ from those estimates.

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

         As of December 31, 2003, three customers accounted for 38% and one customer accounted for 36% of the accounts receivable balance and annual revenue, respectively. As of December 31, 2002, two customers accounted for 53% and 57% of the accounts receivable balance and annual revenue, respectively.

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

         The effect of options to purchase 477,128 and 101,206 shares of the Company's common stock outstanding during 2003 and 2002, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive.

             The effect of warrants to purchase 5,769,883 and 584,439 shares of the Company's common stock outstanding during 2003 and 2002, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive.

         Revenue Recognition

         The Company's revenues consist primarily of sales of home networking products and services. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company accrues for sales returns, rebate programs and warranty costs based on its experience.

         The Company recognizes revenue on installation projects using the percentage of completion method, based primarily on revenue milestones. On certain other installation projects, the Company recognizes revenue using the percentage of completion method, based upon actual costs incurred compared to total estimated contract costs under the project. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. For these other installation projects, revenue recognized in excess of amounts billed of $203,808 and $208,648 at December 31, 2003 and 2002, respectively, is classified as current assets under "Accounts Receivable." Amounts billed in excess of revenue recognized to date of $17,675 and $25,106 at December 31, 2003 and 2002, respectively, are classified as current liabilities under "Accounts Payable and Accrued Expenses."

         Property and Equipment

         Property and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives which generally range from two to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

         Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The results of these tests did not indicate additional impairment of the Company's recorded goodwill. The Company will perform its next impairment test as of December 31, 2004.

         The summary of estimated amortization expense for customer lists is as follows:

              Fiscal Year
                Ending
             December 31,
             ------------

                  2004                                 $     21,769
                  2005                                       21,769
                  2006                                       21,769
                  2007                                       21,768
                                                       ------------
                                                       $     87,075
                                                       ============

         Research and Development Costs

         Research and development costs are charged to operations as incurred.

         Advertising Costs

         The Company expenses advertising costs as incurred. The amount of advertising expensed during the years ended December 31, 2003 and 2002 was $71,938 and $149,852, respectively.

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

         The Company began applying SFAS No. 145 in 2003 and, as a result, for year ended December 31, 2002, has reclassified the extraordinary gain from extinguishment of certain liabilities to operating income in its comparative financial statements issued after adoption. This reclassification did not have an impact on previously reported net loss.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," ("SFAS 148"). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to make the appropriate fair value disclosures required.

         At December 31, 2003, the Company has a stock-based compensation plan (the "Plan"), more fully described in the Company's proxy statement for its 2003 annual meeting of stockholders. The Company accounts for the Plan under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.



                                                                    Dec 31, 2003       Dec 31, 2002
                                                                 ------------------ ------------------
Net income (loss), as reported                                        $(4,985,576)       $(2,009,020)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards, net           (384,400)           (46,330)
  of income tax effects
                                                                 ------------------ ------------------

Pro forma net income (loss)                                           $(5,369,976)       $(2,055,350)
                                                                 ================== ==================

Net income (loss) per share:

         Basic - as reported                                               $(1.29)            $(2.70)
                                                                 ================== ==================

         Diluted - as reported                                             $(1.29)            $(2.70)
                                                                 ================== ==================

         Basic - proforma                                                  $(1.39)            $(2.78)
                                                                 ================== ==================

         Diluted - proforma                                                $(1.39)            $(2.78)
                                                                 ================== ==================


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

                                                       2003            2002
                                                      ------          ------
          Expected dividend yield                        0.0%           0.0%
          Risk-free interest rate                        4.4%          3.98%
          Expected life (in years)                      10.0            3.0
          Weighted-average fair value per share       $ 3.57         $ 1.81

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The adoption of this pronouncement did not have a material effect on the results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material effect on the results of operations or financial position.

Note 3 - Property and Equipment

         At December 31, property and equipment consists of:

                                                     2003             2002
                                                  ----------       ----------
         Computer equipment and software          $  592,009       $  536,781
         Furniture and fixtures                      518,586          518,585
         Office equipment                             36,092           35,453
         Vehicles                                    374,525          341,976
         Leasehold improvements                       44,784           35,331
                                                  ----------       ----------
                                                   1,565,996        1,468,126
         Less:  Accumulated depreciation

           and amortization                        1,285,533          822,798
                                                  ----------       ----------
                                                  $  280,463       $  645,328
                                                  ==========       ==========


         The cost basis of assets acquired under capital leases at December 31, 2003 and 2002 was $374,525 and $341,976, respectively.

Note 4 - Income Taxes

         The Company had no income tax expense for the years ended December 31, 2003 and 2002 due to net losses. At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $64,000,000. The federal net operating loss carryforwards expire beginning in the year 2020 and the state net operating loss carryforwards begin to expire in 2016. The deferred tax asset of $25,643,000 and $24,171,000 relating primarily to differences between book and tax treatment of net operating losses, was fully reserved as of December 31, 2003 and 2002. The Company has established a valuation allowance of $25,643,000 and $24,171,000 for the years ended December 31, 2003 and 2002 to reduce the deferred tax assets due to the uncertainty surrounding the realization of such assets. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Company has not evaluated whether it has undergone an ownership change pursuant to this act. If such ownership changes are found to exist, the net operating loss carryforwards as reported below could be significantly limited.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows at December 31:

                                                     2003           2002
                                                 -----------     -----------
         Deferred tax assets:
            Net operating loss carryforwards      25,415,000      23,581,000
             Other                                   228,000         590,000
                                                 -----------     -----------
                 Deferred tax assets              25,643,000      24,171,000
         Less:   Valuation allowance              25,643,000      24,171,000
                                                 -----------     -----------
         Net deferred tax assets                 $     -         $    -
                                                 ===========     ===========

         Total tax expense for 2003 and 2002 differs from the amount computed by applying the federal statutory rate of 34% primarily due to the valuation allowance established against net operating loss carryforwards. The Company's effective tax rate was 0% for 2003 and 2002.

Note 5 - Capital Stock

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

         As of December 31, 2003, the Company has authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also has authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01.

Note 6 - Stock-Based Compensation

         The Company has reserved a total of 750,000 shares of common stock for issuance under its stock option plan (the "Plan"). The Plan permits the granting of incentive stock options and non-qualified stock options. The terms of stock option grants are determined by the Board of Directors. The Company's stock options generally vest over three years and have a maximum life of ten years. Separate from the Plan, the Company has granted stock options and warrants to consultants as compensation for their consulting services. Shares available for future issuance under the Plan total 261,492 at December 31, 2003.

         The following summarizes the stock option activity for the years ended December 31, 2003 and 2002:

                                                                  Weighted
                                                                  Average
                                                   Options        Exercise
                                                  Outstanding      Price
                                                  -----------   ------------
         Balance at December 31, 2001                38,010      $ 123.37
         Granted (exercise price = fair value)       20,119          3.63
         Assumption of Netword options               59,342         54.30
         Exercised                                   (7,524)        (8.64)
         Cancelled                                   (8,741)      (155.23)
                                                    -------      --------
         Balance at December 31, 2002               101,206         64.84
         Granted (exercise price = fair value)      542,100          3.72
         Exercised                                       --          --
         Cancelled                                 (166,178)        (9.08)
                                                    -------      --------
         Balance at December 31, 2003               477,128      $  14.82
                                                    =======      ========

         During the year ended December 31, 2003, the Company recorded non-cash expense of $31,412 for the fair value of stock options granted as consideration for services provided to the Company. This expense, which equates to a per share amount of $0.01 for the year ended December 31, 2003, was computed using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in this model: expected dividend yield of 0%, risk-free interest rate of 4.4%, expected life of 7.0 years and stock price volatility of 70%.

         During the year ended December 31, 2003, the Company recorded non-cash expense of $112,960 for the fair value of stock options granted as consideration for services provided to the Company. This expense, which equates to a per share amount of $0.03 for the year ended December 31, 2003, was computed using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in this model: expected dividend yield of 0%, risk-free interest rate of 4.4%, expected life of 3.0 years and stock price volatility of 70%.

         Selected information regarding stock options as of December 31, 2003 follows:

                                                 Weighted
                                                 Average
                                Number           Remaining        Number
             Exercise         of Options         Life in         of Options
             Prices           Outstanding         Years         Exercisable
             ------           -----------         -----         -----------


           $    2.50              12,500           9.29               6,250
                3.63              16,123           8.33               9,187
                3.75             377,100           9.21             114,033
                7.26                  23           6.99                  23
               50.00              49,591           0.13              49,591
               60.00               1,875           0.64               1,875
               79.83               7,087           7.72                 197
               80.00               7,875           1.19               7,875
              163.28                  96           6.83                  96
              362.84               4,858           7.06               3,129
                           -------------                        -----------
                                 477,128                            192,257
                           =============                        ===========

Note 7 - Common Stock Reserved for Future Issuance

         At December 31, 2003, the Company had reserved a total of 6,548,503 of its authorized 40,000,000 shares of common stock for future issuance as follows:

          Outstanding common stock warrants                     5,769,883
          Possible future issuance of common stock warrants        40,000
          Outstanding stock options                               477,128
          Possible future issuance under stock option plans       261,492
                                                                ---------
                                                                6,548,503
                                                                =========

Note 8 - Leases

             The Company leases certain furniture and equipment under various non-cancellable capital leases and its office space and certain equipment under non-cancellable operating leases. Future minimum payments under the non-cancellable capital and operating leases at December 31, 2003 are as follows:

     Year                                                 Capital     Operating
    Ending                                                 Leases       Leases
    ------                                                --------    ----------
     2004                                                 $119,267    $  315,397
     2005                                                    9,161       257,326
     2006                                                    1,166       194,986
     2007                                                   -            200,493
     2008                                                   -             33,492
                                                          --------    ----------
    Total minimum payments                                 129,594    $1,001,695
                                                                      ==========
    Less:  Amounts representing interest                     3,204
                                                          --------
    Present value of minimum lease payments                126,390
    Less:  Current portion of capital lease obligations    116,313
                                                          --------
    Long-term portion of capital lease obligations        $ 10,077
                                                          ========

         Rent expense charged to operations during the years ended December 31, 2003 and 2002 was $283,595 and $272,319, respectively.

Note 9 - Related Party Transactions

         Related Party Payables

         Included in payables to related parties at December 31, 2002 is $291,793, which consists primarily of accrued fees owed to a shareholder at December 31, 2002.

         Placement and Other Fees

         In February 2002, Donald B. Witmer, former chairman of the Board of Directors and chief executive officer, Robert Wise, former president, chief operating officer and director of the Company, and Spencer Trask Venture Partners, LLC, an affiliate of the Company's financial adviser, Spencer Trask Ventures, Inc. ("Spencer Trask"), purchased $110,000, $55,000 and $270,000 of the Company's exchangeable notes, respectively, which included 17,127 detachable warrants to purchase the Company common stock at $.70 per share. The exchangeable notes were exchangeable into convertible notes upon satisfying the minimum sale requirements of the private placement of convertible debt. These notes were exchanged for an equal principal amount of the Company's convertible notes in May 2002. Of the $705,000 proceeds received by the Company, $230,481 was assigned as the fair value of the detachable warrants. The exchangeable notes contained a beneficial conversion feature determined to be $230,481 at the date of issuance. These amounts were recorded as an increase to interest expense during the quarter ended June 30, 2002 when the notes were exchanged into secured convertible notes. In fiscal 2002 (prior to the merger with Netword), the Company sold $9,200,000 principal amount of its 8% secured convertible notes which were converted into the Company common stock at a price of $.10 per share immediately prior to the merger with Netword. Upon the merger, all outstanding shares of the Company (including the shares that were issued upon conversion of the Company's convertible notes) were exchanged for shares of Netword common stock at the rate of 36.3 shares of the Company common stock for each share of Netword common stock.

         In connection with the secured convertible note offering in 2002, the Company incurred placement fees of approximately $1,369,000, of which a significant portion was paid to Spencer Trask. In addition, Spencer Trask also received warrants to purchase 407,323 shares of the Company's common stock at a price of $3.63 per share (valued at $1,038,549 using the Black-Scholes pricing model) as part of the placement fee arrangement. Both amounts were recorded as an increase to interest expense during the year ended December 31, 2002.

         In connection with the private placement of common stock and warrants in December 2003, the Company incurred placement fees of approximately $227,000, paid to Spencer Trask. The placement fees were recorded as a reduction to amounts raised. In addition, Spencer Trask also received warrants to purchase 657,846 shares of the Company's common stock at a price of $1.068 per share and warrants to purchase 306,795 shares of the Company's common stock at a price of $1.178 per share as part of the placement fee arrangement.

         On March 28, 2003, the Company entered into a Consulting Agreement under which it retained Spencer Trask as its non-exclusive financial advisor and investment banker. Under this agreement, the Company agreed that until March 28, 2004, we would compensate Spencer Trask, in cash and/or warrants to purchase Common Stock, for advisory services in connection with acquisitions, mergers, combinations, private and public equity offerings, debt financing and other similar business transactions. No compensation has been paid under this agreement.

Note 10 - Employee Benefit Plan

         The Company has a 401(k) plan which covers substantially all employees. Employees may elect to contribute up to 15% of eligible compensation during any plan year subject to IRS limits. Matching contributions to the plan are made at the discretion of the Board of Directors. For the years ended December 31, 2003 and 2002, the Company has not made any matching contributions to the 401(k) plan.

Note 11 - Gain from Extinguishment of Certain Liabilities

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

Note 12 - Commitments and Contingencies

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

         On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's Series B convertible preferred stock financing in 2000, in New York State Supreme Court. Point West, one of the investors in that financing, alleged misrepresentation in connection with that financing and sought rescission of its $500,000 investment. Subsequent to the filing of the complaint Point West was placed in receivership and the action against the Company and Spencer Trask was stayed and remains inactive. The receiver may determine to pursue the action at some future date.

         The Company has received written notice from a third party alleging breach of contract and violation of trademark law in connection with the use of the "Home Director" trademark. The Company has taken what it believes is appropriate remedial action and does not believe that there is any remaining basis for a claim by the third party, nor has the third party taken further action to pursue its claim. Nevertheless, it is possible that the third party will initiate legal action seeking damages and/or injunctive relief against the Company. If any such litigation should be resolved adversely, the Company could be compelled to pay damages and/or royalties to the third party for its use of the Home Director name and/or limit or discontinue its use as a trademark.

         Michael Liddle is employed by the Company as its chief executive officer under an employment agreement dated December 31, 2003, which expires on December 31, 2006, subject to automatic renewal for successive one-year terms unless terminated by the Company or Mr. Liddle prior to renewal. The agreement provides for an annual base salary of $216,000, subject to increase in the discretion of the Board of Directors. Mr. Liddle's annual base salary will increase to $300,000 if the Company achieves two consecutive profitable quarters, and he may be entitled to an annual cash bonus of up to 50% of his base salary, of which 75% is contingent upon the Company's achievement of certain targeted financial objectives approved by the Board of Directors and 25% is within the discretion of the Compensation Committee of the Board of Directors.

         In connection with his employment, Mr. Liddle was granted options to purchase purchase 420,464 shares of Common Stock at $1.30 per share (the market price of the Common Stock as of the date of grant), vesting in 36 equal monthly installments commencing on January 31, 2004. The number of shares of Common Stock underlying such options represents 3% of the Company's issued and outstanding Common Stock and shares of Common Stock underlying "in-the-money" warrants as of January 21, 2004. In addition to this initial grant, Mr. Liddle is entitled to receive additional stock option grants (up to a total of 1.75% of the outstanding Common Stock and "in-the-money" warrants) at the end of 2004 and again at the end of 2005, if the Company achieves certain targeted financial objectives approved by the Board of Directors for each of those years.

         Under the terms of the Company's Amended and Restated Stock Option Plan, if

Mr. Liddle's employment is terminated by the Company for cause, or if he terminates his employment without the Company's consent, his unexercised options will immediately expire.

         If Mr. Liddle's employment is terminated without cause, he will be entitled to receive his base salary (as paid to him during the preceding 12 months or any shorter period of his employment), plus any unpaid bonus earned in the calendar year preceding such termination. If Mr. Liddle has been employed for at least six months during the calendar year in which his employment is terminated without cause, he will be eligible to receive a pro-rata portion of any bonus earned during such year, based upon the Company's achievement of applicable performance targets and subject to the discretion of the Compensation Committee of the Board of Directors. Also, in case of termination of Mr. Liddle's employment by the Company without cause, (i) all of his unvested stock options will become and remain immediately exercisable until expiration of their respective terms and (ii) he will be entitled to receive benefits under the Company's employee benefit plans for 12 months after the termination date or until he obtains employee benefits in connection with new employment.

         Upon termination of his employment, Mr. Liddle will be subject to a two year restriction on certain activities that compete with the Company.

         Donald B. Witmer was employed as our Chairman and Chief Executive Officer under an employment agreement that expired on December 31, 2003, at which time he resigned from these positions. All options to purchase shares of Common Stock granted to Mr. Witmer before the merger expired on December 31, 2003. On January 16, 2003, the Company granted Mr. Witmer options to purchase 180,000 shares of Common Stock at an exercise price of $3.75 per share, of which 60,000 have vested and remain exercisable through March 31, 2004 and the other 120,000 terminated upon his resignation. Mr. Witmer resigned as a director of the Company on February 12, 2004.

         On March 3, 2004, Robert N. Wise resigned as the President, Chief Operating Officer and a director of the Company and entered into a Separation and Release Agreement with the Company. Under the terms of this agreement, the Company retained Mr. Wise as an independent consultant for a transition period of 30 days and the Company's obligation to employ Mr. Wise as its President and Chief Operating Officer under his Employment Agreement was terminated. The Company agreed to pay Mr. Wise (i) $10,000 during the transition period, (ii) $50,000 upon his resignation, (iii) 2% of the Company's first year revenues derived from certain contracts and projects, and (iv) 1% of the Company's second year revenues derived from such contracts and projects. In addition, the Company agreed to continue to provide Mr. Wise with benefits under the Company's employee benefit plans until December 31, 2004 and to pay the remaining installments due under an automobile lease and the balance of the purchase price of the leased automobile upon expiration of the lease. The Company and Mr. Wise exchanged releases. Pursuant to his employment agreement, Mr. Wise remains subject to certain restrictions on his post-employment activities for up to 12 months after his resignation.

         All options to purchase shares of Common Stock granted to Mr. Wise before the merger expired upon his resignation. On January 16, 2003, the Company granted Mr. Wise options to purchase 180,000 shares of Common Stock at an exercise price of $3.75 per share. Upon Mr. Wise's resignation, 60,000 of such expired unexercised and under the terms of the Separation and Release Agreement, 120,000 of such options are exercisable through March 3, 2005.

Note 13- Provision for Abandonment of Facility

         In June 2003, the Company exited its Durham, North Carolina warehouse facility and relocated the operations to its Livermore, California facility. The Company agreed to a settlement of $657,891 to be repaid over four years. As a result, the Company recorded a discounted provision of $590,000 related to the remaining lease commitment associated with the Durham facility. In December 2003, the Company determined that certain fixed assets located in North Carolina would not be used and wrote off $93,966. There were no severance costs associated with this abandonment.

                Balance at                                         Balance at
                 12/31/02          Provision       Payments         12/31/03
                ----------         ---------       --------        ----------
Facility
 Abandonment          ---           $590,000      $(68,657)         $521,343

         Approximately $127,369 of the balance at December 31, 2003 is recorded as part of accounts payable and accrued expenses and $393,974 is recorded as other long-term liabilities.

Note 14 - Liquidity

         As a result of our continuing losses, particularly during the fourth quarter of 2003, the Company faces an acute shortage of working capital. The Company currently owes $300,000 under a line of credit with Venture Banking Group and, as a result of the Company's failure to comply with certain financial covenants under the agreement governing such line of credit, an event of default currently exists. Effective as of March 23, 2004 the Company entered into a Factoring Agreement with Pacific Business Funding (described below), which provides for advances equal to 65% of the Company's eligible accounts receivable, as determined by Pacific Business Funding, subject to maximum total advances of $750,000.

         On April 1, 2004 (see Note 16), the Company was advanced $450,000 under the Factoring Agreement and approximately $300,000 of this advance was used to repay the amounts outstanding under the Company's line of credit with Venture Banking Group, thereby terminating the agreement governing such line of credit.


         Historically the Company's operations have never been self-sustaining, and it has financed its continuing operations through a series of private offerings of debt and equity and by obtaining advances under the Loan Agreement. The Company cannot predict when, if ever, its business will produce sufficient cash to reduce or eliminate its dependence on external financing as its primary source of working capital.

Private Placement

         In December 2003 and January 2004, the Company raised gross proceeds of $3,226,315 in a private placement of equity units consisting of 3,470,679 shares of Common Stock and three-year warrants to purchase 3,470,679 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. Net proceeds of $1,740,000 was received in 2003 and is reflected in the balance sheet as of December 31, 2003, and the remaining proceeds of $860,000 was received in 2004. The Company paid the placement agent $369,421 as cash compensation and for reimbursement of its non-accountable expenses and issued the placement agent five-year warrants to purchase 1,388,272 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share.

Loan Agreement

         In July 2003, the Company entered into a Loan and Security Agreement with Venture Banking Group, a Division of Cupertino National Bank, providing for a revolving line of credit of up to $1,000,000 at any time outstanding. Advances under the Loan Agreement are limited to 80% of the Company's eligible receivables (as defined) and bear interest at the lender's prime rate plus 0.5% (4.5% as of December 31, 2003), subject to a minimum rate of 4.75%. Amounts owing under the Loan Agreement are secured by substantially all of the Company's assets. As of December 31, 2003, the balance outstanding under the Loan Agreement was $300,000.

         In October 2003 and again in February 2004, the lender notified the Company of the occurrence of an event of default under the Loan Agreement as a result of its failure to comply with certain financial covenants. Although the lender has not exercised its default remedies (which include the right to demand immediate repayment of the outstanding balance), it is not providing further advances.

         As a result of the recurring losses from operations, default of the line of credit, dependence upon financing operations through a series of private offerings of debt and equity and the uncertainty about the adequacy of funding during 2004, our independent auditors have included an explanatory paragraph in their report on the accompanying financial statements indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 15 - Notes Payable

         Notes payable consist of $125,000 remaining on a note payable to an individual that matured on August 24, 2001 and is currently in default. The note charged interest at 10% and accrued interest of $21,000 was recorded at December 31, 2001. No interest was accrued or paid during 2002 or 2003.


Note 16 - Subsequent Events

Factoring Agreement

         Effective as of March 23, 2004, the Company entered into a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. (the "Bank"). The Factoring Agreement provides for the Bank's purchase of our eligible accounts receivable, with recourse, for a purchase price of 65% of such accounts (each, an "advance"), subject to maximum advances of $750,000, and is secured by substantially all of the Company's assets. The amounts advanced by the Bank are subject to a finance fee equal to the Bank's prime rate plus 6% per annum (10% as of April 1, 2004).

         Any advances under the Factoring Agreement are within the complete discretion of the bank. In addition, the Factoring Agreement requires that the Company raise proceeds of at least $2.0 million in an equity financing before May 1, 2004 and if the Company does not raise such proceeds in an equity financing by such date, the finance fee will be increased by 5% per annum. The term of the Factoring Agreement expires on May 5, 2005, but is terminable at will by the bank or the Company at any time. The Company currently has no commitments with respect to any equity financing and there can be no assurance that we will be able to raise any equity financing by May 1, 2004 or thereafter.

         On April 1, 2004 the Company was advanced $450,000 under the Factoring Agreement and approximately $300,000 of this advance was used to repay the amount outstanding under the line of credit with Venture Banking Group, thereby terminating the agreement governing such line of credit.