Form 10QSB
period 2004-03-31
HOME DIRECTOR INC
filed 2004-05-24
CIK 715031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from

______________________   to   ______________________

Commission file number 333-86873

HOME DIRECTOR, INC.

(Exact Name of Small Business Issuer in Its Charter)

Delaware	52-2143430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2525 Collier Canyon Road, Livermore, California	94551
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (925) 373-0438

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ; No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,222,146 as of May 20, 2004

Transitional Small Business Disclosure Format (Check one): Yes ; No

Cautionary Note Concerning Forward-Looking Statements

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of Home Director, Inc. based on information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement although not all forward-looking statements contain such identifying words.

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

PART I

ITEM 1.    FINANCIAL STATEMENTS

HOME DIRECTOR, INC.
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003

	March 31, 2004	Dec 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$65,733
Accounts receivable, net of allowances	1,675,939	1,452,934
Inventories, net of allowances	700,406	818,421
Other current assets	208,089	195,128
Total current assets	2,584,434	2,532,216
Property and equipment, net	287,101	280,463
Customer lists, net of accumulated amortization	81,633	87,075
Goodwill, net of accumulated amortization	5,825,652	5,825,652
	$8,778,820	$8,725,406
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,216,843	$1,770,922
Payables to related parties	46,000	—
Bank borrowings	300,000	300,000
Notes payable	125,000	125,000
Current portion of capital lease obligations	85,550	116,313
Total current liabilities	2,773,393	2,312,235
Capital lease obligations, less current portion	4,831	10,077
Other Long Term Liabilities	360,514	393,975
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $0.01 par value
Authorized – 2,000,000 shares	—	—
No shares issued or outstanding
Common stock, $0.01 par value Authorized — 40,000,000 shares
Issued and outstanding – 7,222,146 and 6,163,071 shares as of March 31, 2004 and Dec 31, 2003, respectively	72,221	61,631
Additional paid-in capital	78,437,326	77,582,890
Accumulated deficit	(72,869,465)	(71,635,402)
Total shareholders' equity	5,640,082	6,009,119
	$8,778,820	$8,725,406

See accompanying notes to these financial statements.

HOME DIRECTOR, INC.
Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2004 and 2003
(Unaudited)

	For the three months ended
	Mar 31, 2004	Mar 31, 2003
Revenue	$2,048,117	$2,464,076
Costs and expenses:
Cost of revenue	1,731,954	1,446,632
General and administrative	752,217	644,318
Sales and marketing	594,149	641,245
Research and development	127,211	99,178
Depreciation and amortization	54,068	94,671
Total costs and expenses	$3,259,599	$2,926,044
Loss from operations	$(1,211,482)	$(461,968)
Other income (expense), net	(22,581)	2,533
Net loss	$(1,234,063)	$(459,435)
Comprehensive loss	$(1,234,063)	$(459,435)
Net loss per common share — basic and diluted:
Shares used in computing basic net loss per common share	6,966,106	3,751,467
Shares used in computing diluted net loss per common share	6,966,106	3,751,467
Net loss per share
Basic:	$(.18)	$(0.12)
Diluted:	$(.18)	$(0.12)

See accompanying notes to these financial statements.

HOME DIRECTOR, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended Mar 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(1,234,063)	$(459,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,068	94,671
Deferred rent	(2,377)	(9,942)
Issuance of common stock warrants to bank	6,977	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(223,006)	(368,113)
Inventories	118,015	163,878
Other current assets	(12,960)	(754)
Accounts payable and accrued expenses	414,838	(449,649)
Net cash used in operating activities	(878,508)	(1,029,344)
Cash flows from investing activities:
Purchases of property and equipment	(55,264)	(40,788)
Net cash used in investing activities	(55,264)	(40,788)
Cash flows from financing activities:
Net receipts (payments) to related parties	46,000	(289,103)
Repayment of capital lease obligations, net	(36,009)	(38,720)
Proceeds from issuance of common stock, net	858,048	—
Net cash provided by (used in)financing activities	868,039	(327,823)
Net increase (decrease) in cash and cash equivalents	(65,733)	(1,397,955)
Cash and cash equivalents at beginning of period	65,733	2,557,214
Cash and cash equivalents at end of period	$—	$1,159,259
Supplemental Disclosure of Cash Flow Information
	2004	2003
Cash paid during the period for interest	$15,605	$3,485

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

The Company, which is headquartered in Livermore, California, commenced operations on December 8, 1999, subsequent to acquiring the assets of and assuming certain liabilities of IBM Corporation's Home Director business unit. The Company operates in a single industry, the provision of infrastructure and components for home networking, and is engaged in the design, sale and installation of home networking products and services for the new home construction market.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Home Director, Inc. (formerly Netword, Inc.) and its wholly-owned subsidiaries, HDT and Digital Interiors, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (SEC) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB filed with the SEC on April 2, 2004. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions

HOME DIRECTOR, INC.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accrued liabilities, note payable and bank borrowings approximate fair value because of their short maturities.

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

As of March 31, 2004, one customer accounted for approximately 19% of the accounts receivable balance and two customers accounted for approximately 34% of the revenue for the three months ended March 31, 2004. As of December 31, 2003, three customers accounted for 38% and one customer accounted for 36% of the accounts receivable balance and annual revenue, respectively.

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

The effect of options to purchase 700,957 and 585,806 shares of the Company's common stock outstanding during the three month periods ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

The effect of warrants to purchase 7,187,372 and 584,439 shares of the Company's common stock outstanding during the three month periods ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

Revenue Recognition

The Company's revenues consist primarily of sales of home networking products and services. The Company generally recognizes product revenue when persuasive evidence of an arrangement

HOME DIRECTOR, INC.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company accrues for sales returns, rebate programs and warranty costs based on its experience.

The Company recognizes revenue on installation projects using the percentage of completion method, based primarily on revenue milestones. On certain other installation projects, the Company recognizes revenue using the percentage of completion method, based upon actual costs incurred compared to total estimated contract costs under the project. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. For these other installation projects, revenue recognized in excess of amounts billed of $146,917 and $203,808 at March 31, 2004 and December 31, 2003, respectively, is classified as current assets under "Accounts Receivable." Amounts billed in excess of revenue recognized to date of $14,002 and $17,675 at March 31, 2004 and December 31, 2003, respectively, are classified as current liabilities under "Accounts Payable and Accrued Expenses."

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives which generally range from two to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The results of these tests did not indicate additional impairment of the Company's recorded goodwill. The Company will perform its next annual impairment test as of December 31, 2004.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. The amount of advertising expensed during the quarters ended March 31, 2004 and 2003 was $34,283 and $17,292, respectively.

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

HOME DIRECTOR, INC.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

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

At March 31, 2004, the Company has a stock-based compensation plan (the "Plan"), more fully described in the Company's proxy statement for its 2004 annual meeting of stockholders. The Company accounts for the Plan under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(In thousands, except per share amounts)
	Mar. 31, 2004	Mar. 31, 2003
Net loss, as reported	$(1,234,063)	$(459,435)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax effects	(167,358)	(11,583)
Pro forma net loss	$(1,401,421)	$(471,018)
Net loss per share:
Basic — as reported	$(0.18)	$(0.12)
Diluted — as reported	$(0.18)	$(0.12)
Basic — proforma	$(0.20)	$(0.13)
Diluted — proforma	$(0.20)	$(0.13)

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

	2004	2003
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.4%	4.4%
Expected life (in years)	10.0	10.0
Weighted-average fair value per share	$2.58	$3.57

As of March 31, 2004, the Company had reserved a total of 750,000 shares of common stock for issuance under the Plan. The Plan permits the granting of incentive stock options and non-qualified stock options. The terms of stock option grants are determined by the compensation committee of the board of directors. Options granted to employees under the Plan generally vest over three years and generally expire ten years after the grant date. Separate from the Plan, the Company has granted stock options and warrants to consultants as compensation for their consulting services. Shares available for future issuance under the Plan total 37,663 at March 31, 2004.

HOME DIRECTOR, INC.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

The following summarizes the stock option activity as of March 31, 2004:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002	101,206	$64.84
Granted (exercise price = fair value)	542,100	3.72
Exercised	—	—
Cancelled	(166,178)	(9.08)
Balance at December 31, 2003	477,128	$14.82
Granted (exercise price =fair value)	420,464	1.30
Exercised	—	—
Cancelled	(196,635)	(22.75)
Balance at March 31, 2004	700,957	4.49

Selected information regarding stock options as of March 31, 2004 follows:

Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable
$1.30	420,464	9.75	35,039
2.50	12,500	9.04	6,250
3.63	11,024	8.08	9,302
3.75	244,600	8.96	186,533
7.26	23	6.74	23
60.00	1,875	0.39	1,875
79.83	197	7.47	197
80.00	7,875	0.94	7,875
163.28	96	6.58	96
362.84	2,303	6.81	2,303
	700,957		249,493

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

As of March 31, 2004, the Company had authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also had authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01.

HOME DIRECTOR, INC.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

Note 3 - Common Stock Reserved for Future Issuance

At March 31, 2004, the Company had reserved a total of 7,965,992 of its authorized 40,000,000 shares of common stock for future issuance as follows:

Outstanding common stock warrants	7,187,372
Possible future issuance of common stock warrants	40,000
Outstanding stock options	700,957
Possible future issuance under stock option plan	37,663
7,965,992

Note 4 - Related Party Transactions

Related Party Payables

During February and March 2004, one of the Company's executive officers made a series of loans to the Company in the aggregate principal amount of $46,000. These loans are payable on demand and have an interest rate of 10% per annum.

Placement and Other Fees

In connection with the private placement of common stock and warrants in December 2003 and January 2004, the Company incurred placement fees of approximately $420,000, paid to Spencer Trask Ventures, Inc. The placement fees were recorded as a reduction to amounts raised. In addition, Spencer Trask also received warrants to purchase 657,846 shares of the Company's common stock at a price of $1.068 per share, warrants to purchase 306,795 shares of the Company's common stock at a price of $1.178 per share and warrants to purchase 423,630 shares of the Company's common stock at a price of $1.298 per share as part of the placement agency agreement.

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

Note 5 - Provision for Abandonment of Facility

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

	Balance at 12/31/03	Provision	Payments	Balance at 3/31/04
Facility Abandonment	$521,343	—	$(30,896)	$490,447

Approximately $129,933 of the balance at March 31, 2004 is recorded as part of accounts payable and accrued expenses and $360,514 is recorded as other long-term liabilities.

Note 6 - Commitments and Contingencies

The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of its business and have not been fully adjudicated. It is impossible at this time for the

HOME DIRECTOR, INC.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

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

On March 3, 2004, Robert N. Wise resigned as the President, Chief Operating Officer and a director of the Company and entered into a Separation and Release Agreement with the Company. Under the terms of this agreement, the Company retained Mr. Wise as an independent consultant for a transition period of 30 days and the Company's obligation to employ Mr. Wise as its President and Chief Operating Officer under his Employment Agreement was terminated. The Company agreed to pay Mr. Wise (i) $10,000 during the transition period, (ii) $50,000 upon his resignation, (iii) 2% of the Company's first year revenues derived from certain contracts and projects, and (iv) 1% of the Company's second year revenues derived from such contracts and projects. In addition, the Company agreed to continue to provide Mr. Wise with benefits under the Company's employee benefit plans until December 31, 2004 and to pay the remaining installments due under an automobile lease and the balance of the purchase price of the leased automobile upon expiration of the lease. The Company and Mr. Wise exchanged releases. Pursuant to his employment agreement, Mr. Wise remains subject to certain restrictions on his post-employment activities for up to 12 months after his resignation. On January 16, 2003, the Company granted Mr. Wise options to purchase 180,000 shares of Common Stock at an exercise price of $3.75 per share. Upon Mr. Wise's resignation, 60,000 of such expired unexercised, and under the terms of the Separation and Release Agreement, 120,000 of such options are exercisable through March 3, 2005. In the first quarter of 2004, the Company recorded a charge of approximately $130,000 related to this settlement.

Note 7 - Liquidity

Historically the Company's operations have never been self-sustaining, and it has financed its continuing operations through a series of private offerings of debt and equity and by asset-based borrowings from commercial lenders. The Company cannot predict when, if ever, its business will produce sufficient cash to reduce or eliminate its dependence on external financing as its primary source of working capital.

As a result of the Company's continuing losses, particularly during the fourth quarter of 2003 and the first quarter of 2004, it faces an acute shortage of working capital. The Company expects to satisfy its working capital requirements through additional sales of equity securities and advances under the Factoring Agreement described below. However, the Company can provide no assurance that it will

HOME DIRECTOR, INC.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

be able to satisfy its working capital requirements on terms acceptable to it or at all. If the Company is unable to satisfy its immediate need for working capital, it may be compelled to limit or cease its operations.

Line of Credit

As of March 31, 2004, the Company owed $300,000 under a line of credit with Venture Banking Group, and, as a result of the Company's failure to comply with certain financial covenants applicable to such line of credit, an event of default existed. On April 1, 2004, the Company obtained advances of $450,000 under the Factoring Agreement (described below) and applied approximately $300,000 of the advances to repay the line of credit, which was then terminated.

Factoring Agreement

As of March 23, 2004, the Company entered into a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. ("Pacific"). The Factoring Agreement provides for borrowings on the Company's eligible accounts receivable, with recourse to the Company, in the amount of 65% of the amounts owing on such accounts (each, an "advance"), subject to maximum advances of $750,000, and is secured by substantially all of the Company's assets. The making of advances under the Factoring Agreement is within the complete discretion of Pacific. Amounts advanced and uncollected are subject to a finance fee equal to Pacific's prime rate plus 6% per annum, which is subject to increase by an additional 5% per annum in the event of a default. In connection with the Factoring Agreement, the Company issued to Pacific's parent warrants to purchase 8,333 shares of the Company's common stock and recorded a $6,977 charge to interest expense in the first quarter of 2004.

Forbearance Agreement

Under the Factoring Agreement, the Company agreed to raise at least $2 million in an equity financing before May 1, 2004. On May 6, 2004 the Company and Pacific entered into a Forbearance Agreement under which the Company acknowledged that its failure to raise the required amount constituted an event of default and Pacific agreed to refrain from exercising its remedies with respect to the event of default until July 1, 2004 and to waive the event of default if the Company raises at least $2 million inclusive of the funds raised in the bridge financing (described below) in an equity financing by that date. See "Liquidity and Capital Resources"

Bridge Financing

As of May 20, 2004, the Company privately sold $755,000 face amount of its 8% convertible notes and warrants to purchase shares of its Common Stock to accredited investors, including certain of its directors and officers, for gross proceeds of $755,000. The notes mature on September 14, 2004, subject to automatic conversion into investment units of the kind sold in the first equity financing of the Company prior to that time. Purchasers of the notes received three-year warrants to purchase an aggregate of 755,000 shares of Common Stock at an exercise price of $1.00 per share. The Company's board of directors has authorized the sale of up to $345,000 of additional convertible notes and warrants on identical terms as the convertible notes and warrants sold as of May 20, 2004. The Company expects to record interest expense for the convertible notes during the second quarter of 2004.

Private Placement

In December 2003 and January 2004, the Company raised gross proceeds of $3,226,315 in a private sale of equity units consisting of 3,470,679 shares of Common Stock and three-year warrants to

HOME DIRECTOR, INC.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

purchase 3,470,679 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. Net proceeds of $1,740,000 were received in 2003 and are reflected in the balance sheet as of December 31, 2003, and the remaining proceeds of $860,000 were received in 2004. The Company paid its placement agent approximately $420,000 as cash compensation and reimbursement of non-accountable expenses and issued the placement agent five-year warrants to purchase 1,388,272 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report. Some of the statements in this section that are not historical facts are forward-looking statements. You are cautioned that the forward-looking statements contained in this section are estimates and predictions, and that our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. The risks, uncertainties, and assumptions include, but are not limited to, those disclosed in our annual report on Form 10-KSB for our fiscal year ended December 31, 2003.

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

Our revenues consist primarily of revenues from the sale of home networking products and services. Home networking hardware is sold primarily to distributors for use by integrators who install the hardware in homes throughout the United States and Canada. We also provide installation services, primarily to the new home construction market, in California, Florida, Colorado and Texas. As of January 1, 2004, Donald Witmer resigned as our Chairman and Chief Executive Officer and was succeeded as Chief Executive Officer by Michael Liddle. In Feburary 2004, following the resignation of Robert N. Wise as President and Chief Operating Officer, Mr. Liddle assumed the additional title of President and was appointed a director. On January 7, 2004, Jerry Steckling was appointed Vice President, Advanced Technology and Chief Technology Officer.

Operations in Colorado and Texas

During the fourth quarter of 2003, we opened an office in Colorado Springs, Colorado, and during the first quarter of 2004, we opened an office in Houston, Texas. The primary function of these new offices is to provide quality network installation services to home builders in the adjacent areas. The opening of these offices did not have a material impact on our revenues during the first quarter of 2004.

Sears Agreement

On April 17, 2003, we entered into an agreement with Sears, Roebuck & Co., pursuant to which we are currently expanding a strategic marketing relationship with Sears called the Sears Connected Home program. This program began as a pilot program in Florida in 2002 and is being implemented by Sears, with our support, on a national basis.

Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of March 31, 2004, all research and development costs had been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we expect such expenses to increase during the remainder of 2004.

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

Allowance for Doubtful Accounts.    Accounts receivable are unsecured and we maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent or others when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit worthiness, changes in customer payment patterns and any correspondence with the customer. In 2003, we experienced losses, or recorded provisions for potential losses, totaling $373,000, or 4% of revenues. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods. No material charges associated with doubtful accounts were incurred by the Company in the first quarter of 2004.

Inventory.    We present inventory value at the lower of cost or market and net of valuation allowances for excess and obsolete units. Establishing this reserve requires estimates of sales volumes and pricing. In 2003, we recorded expenses for disposal of or provision for obsolete inventory, totaling $956,000, or 10% of revenues. Factors leading to the charges in the fourth quarter of 2003 included a decline of hardware sales, which we believe was related principally to the technological obsolescence of certain inventory and our inability to compete with products of a more recent design. The obsolete inventory was acquired primarily in 2000 and 2001, and we anticipate that the level of these expenses and write-downs will be lower in future periods. To the extent that we are not able to correctly anticipate these trends, additional reserves may be required in future periods. No material charges associated with inventory were incurred by the Company in the first quarter of 2004.

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

Valuation of Warrants and Other Equity Instruments.    We have entered, and may continue to enter, into transactions whereby we grant warrants to purchase stock to non-employees. These transactions sometimes require us to determine the fair value of non-exchange traded instruments. The development of these fair values requires significant judgment and estimates by management. We disclose the principal assumptions used in determining these fair values in our financial statements and we believe these assumptions are reasonable. However, the use of different valuation models, or assumptions differing from ours, could cause materially different values to be assigned these instruments and could have a significant impact, positive or negative, on our reported results of operations. During 2003, we issued warrants in connection with our bank line of credit and certain agreements to provide investor relation services. Expenses relating to the value of those warrants totaled $144,000. In the first quarter of 2004, we issued warrants to purchase shares of our common stock in connection with our Factoring Agreement. Expenses relating to the value of these warrants totaled $7,000.

Results of Operations

Quarters Ended March 31, 2004 and 2003.    Revenues were $2,048,000 in the first quarter of 2004, compared to $2,464,000 in the first quarter of 2003, a decrease of 17%. The reduction was primarily attributable to reduced hardware sales in 2003 (from $818,000 during the first quarter of 2003 to $238,000 during the first quarter of 2004, or a reduction of 71%), partially offset by increased installation revenues. During the first quarter of 2004, unit sales of hardware decreased by 29% (from 2,809 units to 2,005 units) and average hardware selling prices decreased by 59% (from $291 to $119), as compared to the first quarter of 2003. In addition, during the first four months of 2004, orders for hardware products decreased 54% as compared to the same period during 2003. Hardware sales accounted for 12% of revenues in the first quarter of 2004, as compared to 33% in the first quarter of 2003. The decline in hardware sales reflects several factors, including our strategic decisions to concentrate on cost reduction measures and the sale of hardware primarily through the still-developing Sears Connected Home program, as well as intense price competition. We expect sequential growth of our hardware sales beginning in the second quarter of 2004.

Installation revenues increased by 10% in the first quarter of 2004 as compared to the first quarter of 2003. During 2003, we signed a number of new contracts to provide networking solutions to home builders and, during the fourth quarter of 2003 and the first quarter of 2004, we opened offices in Colorado Springs and Houston to provide networking solutions in those areas. In the first four months of 2004, sales orders for home installation services increased by 12% as compared to the same period in 2003.

Total costs and expenses were $3,260,000 in the first quarter of 2004, compared to $2,926,000 in the first quarter of 2003. The increase in 2004 was primarily attributable to increased cost of revenues of $285,000 and general and administrative expenses of $108,000. Cost of revenues was $1,732,000, or 85% of revenues, in the first quarter of 2004 as compared to $1,447,000, or 58% of revenues, in 2003. Cost of revenues in 2004 was adversely affected by decreased average hardware selling prices and a change in the mix of the Company's revenues.

We expect our research and development expenses to continue to increase, due primarily to our hiring of additional engineering personnel and increased licensing costs as we undertake to improve and broaden our product offerings. From time to time, we may incur additional professional fees and other costs in connection with future attempts to expand our product offerings.

Our net loss in the first quarter of 2004 was approximately $1,234,000, as compared to a net loss of approximately $459,000 in 2003. We attribute our continuing losses in part to increased corporate overhead resulting from increases in management, sales and marketing and product development expenses and the formulation and implementation of new business initiatives.

Liquidity and Capital Resources

Historically, our operations have never been self-sustaining, and we have financed our continuing operations primarily through a series of private offerings of debt and equity and by obtaining borrowings or advances on a fully-secured or factoring basis from commercial lending sources. We cannot predict when, if ever, our business will produce sufficient cash to reduce or eliminate our dependence on external financing as our primary source of working capital.

As a result of our continuing losses, especially during the fourth quarter of 2003 and the first quarter of 2004, we face an acute shortage of working capital. Although we have raised $755,000 in a bridge financing in May 2004 and we have received advances of approximately $690,000 outstanding under a Factoring Agreement as of May 15, 2004 (see below), these sources are not sufficient to satisfy our immediate or longer term working capital requirements. We plan to meet our short and medium-term working capital requirements through additional sales of our equity securities. There can be no assurance as to when, if ever, we will be able to obtain sufficient additional financing to meet these requirements. If we are unable to raise sufficient working capital in the very near term, we may be compelled to limit or cease our operations.

Line of Credit

As of March 31, 2004, the Company owed $300,000 under a line of credit with Venture Banking Group, and, as a result of the Company's failure to comply with certain financial covenants applicable to such line of credit, an event of default existed. On April 1, 2004, the Company obtained advances of $450,000 under the Factoring Agreement (described below) and applied approximately $300,000 of the advances to repay the line of credit, which was then terminated.

Factoring Agreement

As of March 23, 2004, the Company entered into a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. ("Pacific"). The Factoring Agreement provides for borrowings on the Company's eligible accounts receivable, with recourse to the Company, in the amount of 65% of the amounts owing on such accounts (each, an "advance"), subject to maximum advances of $750,000, and is secured by substantially all of the Company's assets. The making of advances under the Factoring Agreement is within the complete discretion of Pacific. Amounts advanced and uncollected are subject to a finance fee equal to Pacific's prime rate plus 6% per annum, which is subject to increase by an additional 5% per annum in the event of a default. In connection with the Factoring Agreement, the Company issued to Pacific's parent warrants to purchase 8,333 shares of the Company's common stock and recorded a $6,977 charge to interest expense in the first quarter of 2004.

Forbearance Agreement

Under the Factoring Agreement, the Company agreed to raise at least $2 million in an equity financing before May 1, 2004. On May 6, 2004 the Company and Pacific entered into a Forbearance Agreement under which the Company acknowledged that its failure to raise the required amount constituted an event of default and Pacific agreed to refrain from exercising its remedies with respect to the event of default until July 1, 2004 and to waive the event of default if the Company raises gross proceeds of at least $2 million in an equity financing before that date. If we do not raise proceeds of at least $2 million inclusive of the funds raised in the bridge financing (described below) before July 1, 2004, Pacific could terminate further advances under the Factoring Agreement and require us to immediately reimburse all outstanding advances. A copy of the Forbearance Agreement is included with this report as Exhibit 10.4.

Demand Loans

In February and March 2004, one of our executive officers made a series of loans to us in the aggregate principal amount of $46,000 to assist us in meeting our working capital needs. Each of these loans bears interest at 10% per annum and is payable on demand.

Bridge Financing

As of May 20, 2004, we privately sold $755,000 face amount of our 8% convertible notes and warrants to purchase shares of our Common Stock to accredited investors, including certain of our directors and officers, for gross proceeds of $755,000. The notes mature on September 14, 2004, subject to automatic conversion into investment units of the kind sold in our first equity financing prior to that time. Purchasers of the notes received three-year warrants to purchase an aggregate of 755,000 shares of Common Stock at an exercise price of $1.00 per share. Our board of directors has authorized the sale of up to $345,000 of additional convertible notes and warrants on identical terms as the convertible notes and warrants sold as of May 20, 2004. We expect to record interest expense for the convertible notes during the second quarter of 2004.

Private Placement

In December 2003 and January 2004, we raised gross proceeds of $3,226,315 in a private sale of equity units consisting of 3,470,679 shares of Common Stock and three-year warrants to purchase 3,470,679 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. Net proceeds of $1,740,000 were received in 2003 and are reflected in the balance sheet as of December 31, 2003, and the remaining proceeds of $860,000 were received in 2004. We paid our placement agent approximately $420,000 as cash compensation and reimbursement of non-accountable expenses and issued the placement agent five-year warrants to purchase 1,388,272 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. All of the shares of Common Stock included in the units sold in this transaction (including the shares underlying the warrants) were registered for resale under our registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on March 19, 2004.

Cash

As of March 31, 2004, we had no cash, cash equivalents, investments or interest receivable. Net cash used in the first quarter of 2004 totaled $66,000. Approximately $1,234,000 was used to fund our operating loss and an increase in accounts receivable ($223,000), offset in part by net proceeds from the issuance of Common Stock and warrants ($858,000), an increase in accounts payable and accrued expenses ($415,000) and a decrease in inventories ($118,000).

Net cash used in operating activities was $879,000 for the first quarter of 2004. Net cash used for the period in operating activities was primarily for increases in accounts receivable and funding of operating losses, offset in part by increases in accounts payable and accrued expenses and a decrease in inventories.

Net cash used in investing activities was $55,000 for the first quarter of 2004. Cash used for the period in investing activities was primarily to purchase property and equipment.

Net cash provided by financing activities was $868,000 for the first quarter of 2004. Net cash provided during the period by financing activities resulted primarily from the proceeds received from the private sale of units of Common Stock and warrants (see "Private Placement" above).

Going Concern Considerations

As a result of our losses from operations and dependence upon financing operations through a series of private offerings of debt and equity, and our uncertainty about the adequacy of funding during 2004, our independent auditors have included an explanatory paragraph in their audit report on our December 31, 2003 financial statements indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.    CONTROLS AND PROCEDURES

CEO and CFO Certifications.    Attached as exhibits to this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-15 and 15d-15 the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

Internal Controls over Financial Reporting.    Internal Controls over Financial Reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Changes to Internal Controls over Financial Reporting.    In accordance with the SEC's requirements, the CEO and CFO note that, during the quarter ended March 31, 2004, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls.    Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded, as of March 31, 2004, that, subject to the limitations noted above, the Company's Disclosure Controls are effective to provide reasonable assurance that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, which have arisen in the ordinary course of our business and have not been fully adjudicated. It is impossible at this time for us to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any such liability, to the extent not provided for through insurance or otherwise, would be material in relation to our consolidated financial position or results of operations.

On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's Series B convertible preferred stock financing in 2000, in New York State Supreme Court. Point West, one of the investors in that financing, alleged misrepresentation in connection with that financing and sought rescission of its $500,000 investment. Subsequent to the filing of the complaint Point West was placed in receivership and the action against us and Spencer Trask was stayed and remains inactive. The receiver may determine to pursue the action at some future date.

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

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Under the Forbearance Agreement, we acknowledged that an event of default occurred under the Factoring Agreement as a result of our noncompliance with an equity financing covenant. See "Liquidity and Capital Resources—Forbearance Agreement."

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

Vijay Bobba resigned as a director of the Company, effective as of February 25, 2004. As previously reported, during the quarter ended March 31, 2004, Donald Witmer and Robert N. Wise also resigned as directors, Michael Liddle was appointed President and Chief Executive Officer and a director, and Ezra P. Mager was elected non-executive Chairman of the Board of Directors.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Employment Agreement dated January 7, 2004, by and between Home Director, Inc. and Jerry Steckling (filed as Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 8, 2004 and incorporated herein by reference).

10.2	Separation and Release Agreement by and between Robert N. Wise, Home Director, Inc. and Digital Interiors, Inc. dated as of March 3, 2004 (filed as Exhibit 10.17 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 8, 2004 and incorporated herein by reference).

10.3	Factoring Agreement dated as of March 23, 2004 by and between Home Director, Inc., Home Director Technologies, Inc. and Digital Interiors, Inc. and Pacific Business Funding, a division of Greater Bay Bank, N.A. (filed as Exhibit 10.18 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 8, 2004 and incorporated herein by reference).

10.4	Forbearance Agreement dated as of May 6, 2004, between Pacific Business Funding and Home Director, Inc. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15 or Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15 or Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On January 7, 2004, we filed a current report on Form 8-K, reporting the appointment of Michael Liddle as our Chief Executive Officer.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME DIRECTOR, INC. (Registrant)
By: /s/ Michael Liddle
Michael Liddle President and Chief Executive Officer
By: /s/ Daryl Stemm
Daryl Stemm Chief Financial Officer and Secretary

Date:   May 24, 2004