Form 10QSB
period 2004-06-30
HOME DIRECTOR INC
filed 2004-08-16
CIK 715031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Transition report under Section 13 or 15(d) of the
Exchange Act For the transition period from
________________   to   ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,035,715 as of August 13, 2004

Transitional Small Business Disclosure Format (Check one): Yes  ; No

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

PART I

ITEM 1. FINANCIAL STATEMENTS

HOME DIRECTOR, INC.
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(Unaudited)

ASSETS
	June 30, 2004	Dec 31, 2003
Current assets:
Cash and cash equivalents	$430,900	$65,733
Accounts receivable, net of allowances	2,920,161	1,452,934
Inventories, net of allowances	501,341	818,421
Other current assets	301,299	195,128
Total current assets	4,153,701	2,532,216
Property and equipment, net	411,815	280,463
Customer lists, net of accumulated amortization	74,700	87,075
Goodwill, net of accumulated amortization	5,825,652	5,825,652
	$10,465,868	$8,725,406
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,165,393	$1,770,922
Payables to related parties	48,250	—
Bank borrowings	702,140	300,000
Notes payable	125,000	125,000
Current portion of capital lease obligations	69,172	116,313
Total current liabilities	4,109,955	2,312,235
Capital lease obligations, less current portion	37,728	10,077
Other Long Term Liabilities	326,380	393,975
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $0.01 par value Authorized – 2,000,000 shares No shares issued or outstanding	—	—
Common stock, $0.01 par value Authorized - 40,000,000 shares Issued and outstanding – 11,024,184 and 6,163,071 shares as of June 30, 2004 and Dec 31, 2003, respectively	110,242	61,631
Additional paid-in capital	80,293,219	77,582,890
Accumulated deficit	(74,411,656)	(71,635,402)
Total shareholders' equity	5,991,805	6,009,119
	$10,465,868	$8,725,406

See accompanying notes to these financial statements.

HOME DIRECTOR, INC.
Consolidated Statements of Operations
For the Three & Six Month Periods Ended June 30, 2004 and 2003
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue	$2,444,128	$2,496,909	$4,492,245	$4,960,985
Costs and expenses:
Cost of revenue	1,796,290	1,407,865	3,528,244	2,854,497
General and administrative	1,027,090	718,247	1,779,307	1,362,565
Sales and marketing	819,610	662,194	1,413,759	1,303,439
Research and development	165,640	55,524	292,851	154,702
Depreciation and amortization	69,889	100,218	123,957	194,889
Provision for abandonment of facility	—	590,000	—	590,000
Total costs and expenses	3,878,519	$3,534,048	7,138,118	$6,460,092
Income (Loss) from operations	$(1,434,391)	$(1,037,139)	$(2,645,873)	$(1,499,107)
Other expense, net	(107,800)	(15,730)	(130,381)	(13,197)
Net income (loss)	$(1,542,191)	$(1,052,869)	$(2,776,254)	$(1,512,304)
Comprehensive income (loss)	$(1,542,191)	$(1,052,869)	$(2,776,254)	$(1,512,304)
Net income (loss) per common share — basic and diluted:
Shares used in computing basic net income (loss) per common share	7,637,776	3,751,467	7,301,941	3,751,467
Shares used in computing diluted net income (loss) per common share	7,637,776	3,751,467	7,301,941	3,751,467
Net income (loss) per share
Basic:	$(.20)	$(.28)	$(.38)	$(.40)
Diluted:	$(.20)	$(.28)	$(.38)	$(.40)

See accompanying notes to these financial statements.

HOME DIRECTOR, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,776,254)	$(1,512,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,957	194,890
Provision for abandonment of facility	—	590,000
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(1,467,227)	(724,407)
Inventories	317,080	(44,123)
Other current assets	(106,171)	(20,838)
Accounts payable and accrued expenses	1,471,337	(397,689)
Other long-term liabilities	(67,595)	—
Net cash used in operating activities	(2,504,873)	(1,914,471)
Cash flows from investing activities:
Purchases of property and equipment	(167,477)	(81,862)
Net cash used in investing activities	(167,477)	(81,862)
Cash flows from financing activities:
Net proceeds from bank borrowings	402,140	—
Net receipts (payments) of payables to related parties	48,250	(291,793)
Repayment of capital lease obligations, net	(94,947)	(53,209)
Proceeds from convertible notes and issuance of common stock, net of issuance costs	2,682,074	—
Net cash provided by (used in)financing activities	3,037,517	(345,002)
Net increase (decrease) in cash and cash equivalents	365,167	(2,341,335)
Cash and cash equivalents at beginning of period	65,733	2,557,214
Cash and cash equivalents at end of period	$430,900	$215,879
Supplemental Disclosure of Cash Flow Information
	2004	2003
Cash paid during the period
Interest	$31,084	$17,316
Non-cash investing and financing activities:
Conversion of convertible notes to common stock	$784,402	$—
Capital lease obligations incurred	$75,457	$—

See accompanying notes to these financial statements.

Home Director, Inc.

Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Description of Business

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

The Company, which is headquartered in Livermore, California, commenced operations on December 8, 1999, subsequent to acquiring the assets of and assuming certain liabilities of IBM Corporation's Home Director business unit. The Company provides infrastructure components for home networking and is engaged in the design, sale and installation of home networking products and services for the new home construction market.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Home Director, Inc. (formerly Netword, Inc.) and its wholly-owned subsidiaries, HDT and Digital Interiors, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission (SEC) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB filed with the SEC on April 2, 2004. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of the Company.

Home Director, Inc.

Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

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

As of June 30, 2004, one customer accounted for 14% of the accounts receivable balance and one customer accounted for 22% of the revenue for the six months ended June 30, 2004. As of December 31, 2003, three customers accounted for 38% and one customer accounted for 36% of the accounts receivable balance and annual revenue, respectively.

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

The effect of options to purchase 2,215,960 and 643,306 shares of the Company's common stock outstanding during the three and six month periods ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive (i.e. increases the number of shares in the earnings per share calculations).

Home Director, Inc.

Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

The effect of warrants to purchase 14,814,960 and 584,439 shares of the Company's common stock outstanding during the three and six month periods ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive (i.e. increases the number of shares in the earnings per share calculations).

Revenue Recognition

The Company's revenues consist primarily of sales of home networking products and services. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company accrues for sales returns, rebate programs and warranty costs based on historical information.

The Company recognizes revenue on installation projects using the percentage of completion method, based primarily on revenue milestones. On certain other installation projects, the Company recognizes revenue using the percentage of completion method, based upon actual costs incurred compared to total estimated contract costs under the project. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. For these other installation projects, revenue recognized in excess of amounts billed of $111,737 and $203,808 at June 30, 2004 and December 31, 2003, respectively, is classified as current assets under "Accounts Receivable." Amounts billed in excess of revenue recognized to date of $14,002 and $17,675 at June 30, 2004 and December 31, 2003, respectively, are classified as current liabilities under "Accounts Payable and Accrued Expenses."

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives which generally range from two to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required to be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminated the amortization of goodwill and certain other intangible assets. It also required the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The results of these tests did not indicate additional impairment of the Company's recorded goodwill. The Company does not believe there have been any events that have occurred that would cause it to assess impairment of goodwill. For example, the Company has successfully completed a bridge financing and private placement raising $5.2 million of gross proceeds (See Note 7 - Liquidity). The Company will perform its next annual impairment test as of December 31, 2004.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. The amount of advertising expensed during the six months ended June 30, 2004 and 2003 was $47,933 and $43,618, respectively.

Home Director, Inc.

Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

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

At June 30, 2004, the Company has a stock-based compensation plan (the "Plan"), more fully described in the Company's proxy statement for its 2004 annual meeting of stockholders. The Company accounts for the Plan under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(In thousands, except per share amounts)

	June 30, 2004	June 30, 2003
Net loss, as reported	$(2,776,254)	$(1,512,304)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax effects	(133,552)	(124,273)
Pro forma net loss	$(2,909,806)	$(1,636,577)
Net loss per share:
Basic — as reported	$(0.38)	$(0.40)
Diluted — as reported	$(0.38)	$(0.40)
Basic — proforma	$(0.40)	$(0.44)
Diluted — proforma	$(0.40)	$(0.44)

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

Home Director, Inc.

Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

	2004	2003
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.4%	4.4%
Expected life (in years)	10.0	10.0
Weighted-average fair value per share	$2.58	$3.57

As of June 30, 2004, the Company had reserved a total of 2,488,620 shares of common stock for issuance under the Plan. The Plan permits the granting of incentive stock options and non-qualified stock options. The terms of stock option grants are determined by the Compensation Committee of the Board of Directors. Options granted to employees under the Plan generally vest over three years and generally expire ten years after the grant date. Shares available for future issuance under the Plan total 272,660 at June 30, 2004.

The following summarizes the stock option activity as of June 30, 2004:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002	101,206	$64.84
Grant (exercise price = fair value)	542,100	3.72
Exercised	—	—
Cancelled	(166,178)	(9.08)
Balance at December 31, 2003	477,128	$14.82
Granted (exercise price = fair value)	1,935,467	0.99
Exercised	—	—
Cancelled	(196,635)	(26.72)
Balance at June 30, 2004	2,215,960	$1.69

Selected information regarding stock options as of June 30, 2004 follows:

Range of Exercise Prices And Weighted Average Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable
$0.74	1,059,500	9.92	190,000
1.30	875,967	9.54	70,077
2.50	12,500	8.79	12,500
3.63	11,024	7.83	9,876
3.75	244,600	8.54	193,792
7.26	23	5.50	23
60.00	1,875	0.14	1,875
79.83	197	7.22	197
80.00	7,875	0.69	7,875
163.28	96	6.33	96
362.84	2,303	6.56	2,303
$1.69	2,215,960		488,614

Note 2 — Capital Stock

On April 1, 2002, the Company's Board of Directors approved a one-for-ten reverse common stock split which was subsequently approved by the Company's stockholders as of May 2, 2002. An

Home Director, Inc.

Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

amendment to the Company's Certificate of Incorporation effecting the stock split was filed with the State of Delaware on May 2, 2002. All common share and per common share amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the effect of this common stock split.

As of June 30, 2004, the Company had authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also had authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 3 - Common Stock Reserved for Future Issuance

At June 30, 2004, the Company had reserved a total of 17,343,580 of its authorized 40,000,000 shares of common stock for future issuance as follows:

Outstanding common stock warrants	14,814,960
Possible future issuance of common stock warrants	40,000
Outstanding stock options	2,215,960
Possible future issuance under stock option plan	272,660
17,343,580

Note 4 - Related Party Transactions

Related Party Payables

During February and March 2004, one of the Company's executive officers made a series of loans to the Company in the aggregate principal amount of $46,000. Commencing in July 2004, the Company began repaying the loans on a bi-weekly basis. As of August 16, 2004, the outstanding balance is $11,000. These loans are payable on demand and have an interest rate of 10% per annum.

Placement and Other Fees

In connection with the private placement of common stock and warrants in June 2004, the Company incurred placement fees of approximately $271,000, paid to Spencer Trask Ventures, Inc. The placement fees were recorded as a reduction to amounts raised. In addition, Spencer Trask also received warrants to purchase 1,520,816 shares of the Company's common stock at a price of $0.74 per share as part of the placement fee arrangement.

In connection with the private placement of common stock and warrants in December 2003 and January 2004, the Company incurred placement fees of approximately $420,000, paid to Spencer Trask Ventures, Inc. The placement fees were recorded as a reduction to amounts raised. In addition, Spencer Trask also received warrants to purchase 657,846 shares of the Company's common stock at a price of $1.068 per share, warrants to purchase 306,795 shares of the Company's common stock at a price of $1.178 per share and warrants to purchase 423,630 shares of the Company's common stock at a price of $1.298 per share as part of the placement fee arrangement.

On March 28, 2003, the Company entered into a Consulting Agreement under which it retained Spencer Trask as its non-exclusive financial advisor and investment banker. Under this agreement, the Company agreed that until March 28, 2004, it would compensate Spencer Trask, in cash and/or warrants to purchase Common Stock, for advisory services in connection with acquisitions, mergers, combinations, private and public equity offerings, debt financing and other similar business transactions. No compensation was paid under this agreement.

Bridge Financing

In May 2004, certain officers, directors and affiliates of the Company (including a family member of a director and certain affiliates of Spencer Trask Ventures, Inc.) purchased $565,000 aggregate principal amount of the Company's convertible notes and warrants to purchase an aggregate of 565,000 shares of the Company's common stock as part of a bridge financing totaling $1,015,000. In June 2004, the entire $565,000 principal amount of the notes purchased by these officers, directors and affiliates was automatically converted into units in the Company's private placement at a conversion price of $0.59 per unit. See Note 7, Liquidity.

Note 5- Provision for Abandonment of Facility

In June 2003, the Company exited its Durham, North Carolina warehouse facility and relocated the operations to its Livermore, California facility. The Company agreed to a settlement of $657,891 to be

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

repaid over four years. As a result, the Company recorded a discounted provision of $590,000 related to the remaining lease commitment associated with the Durham facility. In December 2003, the Company determined that certain fixed assets located in North Carolina would not be used and wrote off $93,966. There were no severance costs associated with this abandonment.

	Balance at 12/31/03	Provision	Payments	Balance at 6/30/04
Facility Abandonment	$521,343	—	$(62,415)	$458,928

At June 30, 2004 $132,548 of the balance is recorded as part of accounts payable and accrued expenses and $326,380 is recorded as other long-term liabilities.

Note 6 – Commitments and Contingencies

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

In June 2003, the Company has received written notice from a third party alleging breach of contract and violation of trademark law in connection with the use of the "Home Director" trademark. The Company has taken what it believes is appropriate remedial action and does not believe that there is any remaining basis for a claim by the third party, nor has the third party taken further action to pursue its claim. Nevertheless, it is possible that the third party will initiate legal action seeking damages and/or injunctive relief against the Company. If any such litigation should be resolved adversely, the Company could be compelled to pay damages and/or royalties to the third party for its use of the Home Director name and/or limit or discontinue its use as a trademark.

On March 3, 2004, Robert N. Wise resigned as the President, Chief Operating Officer and a director of the Company and entered into a Separation and Release Agreement with the Company. Under the terms of this agreement, the Company retained Mr. Wise as an independent consultant for a transition period of 30 days and the Company's obligation to employ Mr. Wise as its President and Chief Operating Officer under his Employment Agreement was terminated. The Company agreed to pay Mr. Wise (i) $10,000 during the transition period, (ii) $50,000 upon his resignation, (iii) 2% of the Company's first year revenues derived from certain contracts and projects, and (iv) 1% of the Company's second year revenues derived from such contracts and projects. In addition, the Company agreed to continue to provide Mr. Wise with benefits under the Company's employee benefit plans until December 31, 2004 and to pay the remaining installments due under an automobile lease and the balance of the purchase price of the leased automobile upon expiration of the lease. The Company and Mr. Wise exchanged releases. Pursuant to his employment agreement, Mr. Wise remains subject to certain restrictions on his post-employment activities for up to 12 months after his resignation. All options to purchase shares of Common Stock granted to Mr. Wise before the merger expired upon his resignation. On January 16, 2003, the Company granted Mr. Wise options to purchase 180,000 shares of Common Stock at an exercise price of $3.75 per share. Upon Mr. Wise's resignation, 60,000 of such options expired unexercised, and under the terms of the Separation and Release Agreement, 120,000 of such options are exercisable through March 3, 2005. In the first quarter of 2004, the Company recorded a charge of approximately $130,000 related to this settlement.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Liquidity

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

As a result of the Company's financing efforts in May, June and July 2004 involving the successful completion of the bridge financing and the private placement referred to below, its working capital position improved considerably. The Company believes its working capital resources (including sums available under present and potential secured credit facilities) are adequate to meet its working capital needs at least through June 30, 2005. Nevertheless, if the Company were to continue to incur losses at the rate accrued during the first two quarters of 2004, it would be required to seek additional financing which would be difficult if not impossible to obtain.

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

Factoring Agreement

As of June 30, 2004, the Company owed approximately $702,000 under a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. ("Pacific"). The Factoring Agreement provides for borrowings on the Company's eligible accounts receivable, with recourse to the Company, in the amount of 65% of the amounts owing on such accounts (each, an "advance"), subject to maximum advances of $750,000, and is secured by substantially all of the Company's assets. The making of advances under the Factoring Agreement is within the complete discretion of Pacific. Amounts advanced and uncollected are subject to a finance fee equal to Pacific's prime rate plus 6% per annum, which is subject to increase by an additional 5% per annum in the event of a default. In connection with the Factoring Agreement, the Company issued to Pacific's parent warrants to purchase 8,333 shares of the Company's common stock and recorded a $6,977 charge to interest expense in the first quarter of 2004.

We have notified Pacific of a default under the Factoring Agreement attributable to our failure to pay Federal withholding taxes for certain periods. Although we are seeking to settle these withholding tax liabilities and Pacific has continued to make advances to us under the Factoring Agreement, we can provide no assurance that Pacific will not exercise its default remedies, which include termination of further advances and acceleration of repayment of all outstanding advances. If Pacific exercises its default remedies, we would need to seek alternative financing which might not be available on terms satisfactory to us or at all.

Forbearance Agreement

Under the Factoring Agreement, the Company agreed to raise at least $2 million in an equity financing before May 1, 2004. On May 6, 2004 the Company and Pacific entered into a Forbearance Agreement under which the Company acknowledged that its failure to raise the required amount constituted an event of default and Pacific agreed to refrain from exercising its remedies with respect to the event of default until July 1, 2004 and to waive the event of default if the Company raised the required amount in an equity financing by that date. The Company satisfied this condition as a result of the Bridge Financing and Private Placement (described below.)

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

May 2004 Bridge Financing and June and July 2004 Private Placement

In May 2004, the Company privately sold $1,015,000 face amount of its 8% convertible notes and warrants to purchase shares of its Common Stock to accredited investors, including certain of its directors and officers and affiliates, for gross proceeds of $1,015,000. The notes matured on June 16, 2004, upon automatic conversion into investment units of the kind sold in the first equity financing of the Company. Purchasers of the notes received three-year warrants to purchase an aggregate of 1,015,000 shares of Common Stock at an exercise price of $1.00 per share. The Company recorded non-cash interest expense of approximately $77,000 associated with the warrants issued with the convertible notes sold during the second quarter of 2004.

In June and July 2004 the Company raised gross proceeds of $5.2 million ($2.2 million as of June 30, 2004) through the private placement of equity units at a price of $0.59 per unit, including proceeds from the conversion of $1,015,000 principal of notes issued in the Bridge Financing. Net proceeds of $1.8 million were received during the second quarter and are reflected in the balance sheet as of June 30, 2004 and net proceeds of approximately $2.6 million were received in July 2004. The units comprise a total of 8,813,569 shares of common stock and warrants to purchase an additional 8,813,569 shares at $0.74 per share. Spencer Trask Ventures Inc. was the placement agent for the transaction and received cash compensation of $657,000, including reimbursement for its non-accountable expenses, and warrants to purchase 3,525,427 shares of common stock at $0.74 per share.

December 2003 and January 2004 Private Placement

In December 2003 and January 2004, the Company raised gross proceeds of $3,226,315 in a private sale of equity units consisting of 3,470,679 shares of Common Stock and three-year warrants to purchase 3,470,679 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. Net proceeds of $1,740,000 were received in 2003 and are reflected in the balance sheet as of December 31, 2003, and the remaining proceeds of $860,000 were received in 2004. Spencer Trask was the placement agent for the transaction and received $369,421 as cash compensation and reimbursement of non-accountable expenses and five-year warrants to purchase 1,388,272 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. All of the shares of Common Stock included in the units sold in this transaction (including the shares underlying the warrants) were registered for resale under our registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on March 19, 2004.

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

As of January 1, 2004, Donald Witmer resigned as our Chairman and Chief Executive Officer and was succeeded as Chief Executive Officer by Michael Liddle. In Feburary 2004, following the resignation of Robert N. Wise as President and Chief Operating Officer, Mr. Liddle assumed the additional title of President and was appointed a director. On January 7, 2004, Jerry Steckling was appointed Vice President, Advanced Technology and Chief Technology Officer and in March 2004, we hired Scott Garrison as Vice President, Sales and Tom Wilky as Vice President, Marketing.

Operations in Colorado and Texas

During the fourth quarter of 2003, we opened an office in Colorado Springs, Colorado, and during the first quarter of 2004, we opened an office in Houston, Texas. The primary function of these new offices is to provide quality network installation services to home builders in the adjacent areas.

Sears Agreement

On April 17, 2003, we entered into an agreement with Sears, Roebuck & Co., pursuant to which we are currently expanding a strategic marketing relationship with Sears called the Sears Connected Home program. This program began as a pilot program in Florida in 2002 and is being implemented by Sears, with our support, on a national basis. While we expect this program to have a longer term positive impact on our sales of hardware, the lead time for new sales is significant and the impact on our revenues thus far has not been material.

Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of June 30, 2004, all research and development costs had been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we expect such expenses to increase during the remainder of 2004.

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

Allowance for Doubtful Accounts. Accounts receivable are unsecured and we maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent or others when information known to us indicates amounts may be uncollectible; in order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit worthiness, changes in customer payment patterns and any correspondence with the customer. In 2003, we experienced losses, or recorded provisions for potential losses, totaling $373,000, or 4% of revenues. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods. No material charges associated with doubtful accounts were incurred by the Company in the first half of 2004

Inventory. We present inventory value at the lower of cost or market and net of valuation allowances for excess and obsolete units. Establishing this reserve requires estimates of sales volumes and pricing. In 2003, we recorded expenses for disposal of or provision for obsolete inventory, totaling $956,000, or 10% of revenues. The obsolete inventory was acquired primarily in 2000 and 2001, and we anticipate that the level of these expenses and write-downs will be lower in future periods. To the extent that we are not able to correctly anticipate these trends, additional reserves may be required in future periods. No material charges associated with inventory were incurred by the Company in the first half of 2004.

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

Valuation of Warrants and Other Equity Instruments. We have entered, and may continue to enter, into transactions whereby we grant warrants to purchase stock to non-employees. These transactions sometimes require us to determine the fair value of non-exchange traded instruments. The development of these fair values requires significant judgment and estimates by management. We disclose the principal assumptions used in determining these fair values in our financial statements and we believe these assumptions are reasonable. However, the use of different valuation models, or assumptions differing from ours, could cause materially different values to be assigned these instruments and could have a significant impact, positive or negative, on our reported results of operations. During 2003, we issued warrants in connection with our bank line of credit and certain agreements to provide investor relation services. Expenses relating to the value of those warrants totaled $144,000. In the first quarter of 2004, we issued warrants to purchase shares of our common stock in connection with our Factoring Agreement. Expenses relating to the value of these warrants totaled $7,000. In the second quarter of 2004, we issued warrants to purchase shares of our common stock in connection with our Bridge Financing. Expenses relating to the value of these warrants totaled $77,000 and are recorded as interest expense in the second quarter of 2004.

Results of Operations

Three and Six Month Periods Ended June 30, 2004 and 2003. Revenues were $2,444,000 in the second quarter of 2004, compared to $2,497,000 in the second quarter of 2003, a decrease of 2%. Revenues were $4,492,000 in the first half of 2004, compared to $4,961,000 in the first half of 2003, a decrease of 9%. The reductions were primarily attributable to reduced hardware sales in 2004 (from $1,360,000 during the first half of 2003 to $749,000 during the first half of 2004, or a reduction of 45%), partially offset by increased services revenues (from $3,601,000 during the first half of 2003 to $3,743,000 during the first half of 2004, or an increase of 4%.) Hardware sales accounted for 21% of revenues in the second quarter of 2004, as compared to 22% in the second quarter of 2003 and accounted for 17% of revenues in the first half of 2004, as compared to 27% in the first half of 2003. The decline in hardware sales reflects several factors, including our strategic decisions to concentrate on cost reduction measures in the second half of 2003 and the sale of hardware primarily through the still-developing Sears Connected Home program, as well as intense price competition. Hardware sales grew from $238,000 in the first quarter of 2004 to $511,000 in the second quarter of 2004 and we believe that sales for our hardware products will continue to grow in the second half of 2004.

On the services side, revenues increased by 4% in the first half of 2004 as compared to the first half of 2003. During 2004, we have signed a number of new contracts to provide networking solutions to home builders and, during the fourth quarter of 2003 and the first quarter of 2004, we opened offices in Colorado Springs and Houston to provide networking solutions in those areas. In the first seven months of 2004, sales orders for home installation services increased by 38% as compared to the same period in 2003. We believe that our total revenues in the second half of 2004 will compare favorably with our total revenues from the second half of 2003.

Total costs and expenses were $3,879,000 in the second quarter of 2004, compared to $3,534,000 in the second quarter of 2003. The increase in 2004 was primarily attributable to increased cost of revenues of $388,000, general and administrative expenses of $309,000, sales and marketing expenses of $158,000 and research and development expenses of $110,000, offset in part by the provision for abandonment of facility of $590,000 which was recorded in 2003. Cost of revenues was $1,796,000, or 73% of revenues, in the second quarter of 2004 as compared to $1,408,000, or 56% of revenues, in 2003. Cost of revenues in 2004 was adversely affected by decreased average hardware selling prices and a change in the mix of the Company's revenues. Total costs and expenses were $7,138,000 in the first half of 2004, compared to $6,460,000 in the first half of 2003. The increase in 2004 was primarily attributable to increased cost of revenues of $674,000, general and administrative expenses of $416,000, research and development expenses of $138,000 and sales and marketing expenses of $111,000, offset in part by the provision for abandonment of facility of $590,000 which was recorded in 2003. Cost of revenues was $3,528,000, or 79% of revenues, in the first half of 2004 as compared to $2,854,000, or 58% of revenues, in 2003. Cost of revenues in 2004 was adversely affected by decreased average hardware selling prices and a change in the mix of the Company's revenues.

We expect our research and development expenses to continue to increase, due primarily to our hiring of additional engineering personnel and increased licensing costs as we undertake to improve and broaden our product offerings. From time to time, we may incur additional professional fees and other costs in connection with future attempts to expand our product offerings. We also expect our sales and marketing expenses to continue to increase, due primarily to our hiring of additional sales and marketing personnel, expanded marketing efforts undertaken to increase brand recognition and demand for our products and increased commission expenses caused by expected increases in revenues.

Net interest expense increased in 2004 ($108,000 in the second quarter and $130,000 for the first half of the year) compared to 2003 ($3,000 of net interest income in the second quarter and $13,000 of net interest expense for the first half of the year) primarily due to warrants we issued the second quarter of 2004 to purchase shares of our common stock in connection with our Bridge Financing. Expenses relating to the value of these warrants totaled $77,000 and are recorded as interest expense in the second quarter of 2004.

Our net loss in the second quarter of 2004 was approximately $1,542,000, as compared to a net loss of approximately $1,035,000 in 2003. Our net loss for the six months ended June 30, 2004 was approximately $2,776,000, as compared to net loss of approximately $1,512,000 in the same period in 2003. The increase in the net loss for the second quarter in 2004 and the six months ended June 30, 2004 is primarily due to the decline in gross margin and the increases in general and administrative expenses as discussed above.

Liquidity and Capital Resources

Historically our operations have never been self-sustaining, and we have financed our continuing operations through a series of private offerings of debt and equity and by asset-based borrowings from commercial lenders. We cannot predict when, if ever, our business will produce sufficient cash to reduce or eliminate our dependence on external financing as our primary source of working capital.

As a result of our financing efforts in May, June and July 2004 involving the successful completion of the bridge financing and the private placement referred to below, our working capital position improved considerably. We believe our working capital resources (including sums available under present and potential secured credit facilities) are adequate to meet our working capital needs at least through June 30, 2005. Nevertheless, if we continue to incur losses at the rate accrued during the first two quarters of 2004, we would be required to seek additional financing which would be difficult if not impossible to obtain.

Line of Credit

As of March 31, 2004, we owed $300,000 under a line of credit with Venture Banking Group, and, as a result of our failure to comply with certain financial covenants applicable to such line of credit, an event of default existed. On April 1, 2004, we obtained advances of $450,000 under the Factoring Agreement (described below) and applied approximately $300,000 of the advances to repay the line of credit, which was then terminated.

Factoring Agreement

As of June 30, 2004, we owed approximately $702,000 under a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. ("Pacific"). The Factoring Agreement provides for borrowings on the Company's eligible accounts receivable, with recourse to the Company, in the amount of 65% of the amounts owing on such accounts (each, an "advance"), subject to maximum advances of $750,000, and is secured by substantially all of the Company's assets. The making of advances under the Factoring Agreement is within the complete discretion of Pacific. Amounts advanced and uncollected are subject to a finance fee equal to Pacific's prime rate plus 6% per annum, which is subject to increase by an additional 5% per annum in the event of a default. In connection with the Factoring Agreement, we issued to Pacific's parent warrants to purchase 8,333 shares of our common stock and recorded a $6,977 charge to interest expense in the first quarter of 2004. We are currently in discussions with other commercial institutions to obtain a new borrowing facility, to be used for working capital purposes. There can be no assurances, however, that we will be successful in obtaining a new borrowing facility at terms acceptable to us or at all.

We have notified Pacific of a default under the Factoring Agreement attributable to our failure to pay federal withholding taxes for certain periods. Although we are seeking to settle these withholding tax liabilities and Pacific has continued to make advances to us under the Factoring Agreement, we can provide no assurance that Pacific will not exercise its default remedies, which include termination of further advances and acceleration of repayment of all outstanding advances. If Pacific exercises its default remedies, we would need to seek alternative financing which might not be available on terms satisfactory to us or at all.

Forbearance Agreement

Under the Factoring Agreement, we agreed to raise at least $2 million in an equity financing before May 1, 2004. On May 6, 2004 we entered into a Forbearance Agreement with Pacific under which we acknowledged that our failure to raise the required amount constituted an event of default and Pacific agreed to refrain from exercising its remedies with respect to the event of default until July 1, 2004 and to waive the event of default if we raised the required amount in an equity financing by that date. We satisfied this condition as a result of the bridge financing and private placement (described below.)

Related Party Payables

During February and March 2004, one of our executive officers made a series of loans to us in the aggregate principal amount of $46,000. Commencing in July 2004, we began repairing the loans on a bi-weekly basis. As of August 16, 2004, the outstanding balance is $11,000.

May 2004 Bridge Financing and June and July 2004 Private Placement

In May 2004, we privately sold $1,015,000 face amount of our 8% convertible notes and warrants to purchase shares of our Common Stock to accredited investors, including certain of our directors and officers and affiliates, for gross proceeds of $1,015,000. The notes matured on June 18, 2004, upon automatic conversion into investment units in the first closing of our private placement. Purchasers of the notes received three-year warrants to purchase an aggregate of 1,015,000 shares of Common Stock at an exercise price of $1.00 per share. The Company recorded non-cash interest expense of approximately $77,000 associated with the warrants issued with the convertible notes sold during the second quarter of 2004.

In June and July 2004 we raised gross proceeds of $5.2 million ($2.2 million as of June 30, 2004) through the private placement of equity units at a price of $0.59 per unit, including proceeds from the conversion of $1,015,000 principal of notes issued in the Bridge Financing. Net proceeds of $1.8 million were received during the second quarter and are reflected in the balance sheet as of June 30, 2004 and net proceeds of approximately $2.6 million were received in July 2004. The units comprise a total of 8,813,569 shares of common stock and warrants to purchase an additional 8,813,569 shares at $0.74 per share. Spencer Trask Ventures Inc. was the placement agent for the transaction and received cash compensation of $657,000, including reimbursement for its non-accountable expenses, and warrants to purchase 3,525,427 shares of common stock at $0.74 per share.

December 2003 and January 2004 Private Placement

In December 2003 and January 2004, we raised gross proceeds of $3,226,315 in a private sale of equity units consisting of 3,470,679 shares of Common Stock and three-year warrants to purchase 3,470,679 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. Net proceeds of $1,740,000 were received in 2003 and are reflected in the balance sheet as of December 31, 2003, and the remaining proceeds of $860,000 were received in 2004. Spencer Trask was the placement agent for the transaction and received $369,421 as cash compensation and reimbursement of non-accountable expenses and five-year warrants to purchase 1,388,272 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. All of the shares of Common Stock included in the units sold in this transaction (including the shares underlying the warrants) were registered for resale under our registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on March 19, 2004.

Cash

As of June 30, 2004, we had approximately $431,000 of cash, cash equivalents, investments or interest receivable. Cash increased in the first half of 2004 by $365,000. Approximately $2,776,000 was used to fund our operating loss, an increase in accounts receivable ($1,467,000) and purchases of property and equipment ($243,000), offset in part by net proceeds from the issuance of Common Stock and warrants ($2,682,000), an increase in accounts payable and accrued expenses ($1,471,000), net bank borrowings ($402,000) and a decrease in inventories ($317,000).

Net cash used in operating activities was $2,505,000 for the first half of 2004. Net cash used for the period in operating activities was primarily for increases in accounts receivable and funding of operating losses, offset in part by increases in accounts payable and accrued expenses and a decrease in inventories.

Net cash used in investing activities was $243,000 for the first half of 2004. Cash used for the period in investing activities was primarily to purchase property and equipment.

Net cash provided by financing activities was $3,113,000 for the first half of 2004. Net cash provided during the period by financing activities resulted primarily from the proceeds received from the private sale of units of Common Stock and warrants (see "Private Placements" above) and net bank borrowings.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

CEO and CFO Certifications. Attached as exhibits to this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-14a and 15d-14a under the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the CEO and CFO note that, during the quarter ended June 30, 2004, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded, as of June 30, 2004, that, subject to the limitations noted above, the Company's Disclosure Controls are effective to provide reasonable assurance that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO and CFO.

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

ITEM 2.    CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF
EQUITY SECURITIES

On July 27, 2004, we completed a private placement of equity units consisting of 8,813,569 shares of common stock and three-year warrants to purchase 8,813,569 shares of common stock at $0.74 per share, for aggregate consideration of $5.2 million ($0.59 per unit). Spencer Trask Ventures, Inc. acted as our placement agent.

The gross proceeds of $5.2 million included the automatic conversion of $1,015,000 aggregate principal amount of notes that we privately sold in a bridge financing completed in May 2004 (see below). Net cash proceeds were approximately $4.4 million, after compensation to the placement agent and other costs of the placement. We are using the proceeds primarily for working capital purposes, including a reduction in outstanding liabilities, and we anticipate that our cash resources (which may include borrowings under currently available and anticipated credit facilities) will be sufficient to meet our working capital needs at least through June 30, 2005.

We paid the placement agent cash compensation of $657,310, including reimbursement for its non-accountable expenses, and issued to the placement agent five-year warrants to purchase 3,525,427 shares of common stock at $0.74 per share.

In May 2004, we privately sold $1,015,000 aggregate principal amount of convertible notes and warrants to purchase an aggregate of 1,015,000 shares of common stock at $1.00 per share for aggregate consideration of $1,015,000. On June 18, 2004, the $1,015,000 principal amount of the notes was automatically converted into equity units in the above described private placement at a conversion price of $0.59 per unit.

Upon completion of the private placement, as of July 27, 2004, there were issued and outstanding 16,035,715 shares of our common stock and warrants and options to purchase 24,895,870 additional shares of our common stock, exceeding the total of 40,000,000 shares of our authorized common stock. Certain of our directors and officers have agreed to suspend their rights to exercise options and warrants to purchase an aggregate of 1,599,394 shares of common stock until such time if ever as our certificate of incorporation is amended to increase our authorized shares of common stock. Any issuances of more than 667,809 shares of our common stock in addition to those covered by other outstanding options and warrants will require an amendment to our certificate of incorporation or the cancellation, deferral or suspension of rights to exercise additional options or warrants.

The equity units and the bridge notes were sold to persons we reasonably believed were accredited investors, without public solicitation or advertising, the certificates issued for the securities issued in the bridge financing and the private placement were endorsed with an appropriate restrictive legend, and we believe such transactions were therefore exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") pursuant to Rule 506 thereunder.

We have agreed on or before September 10, 2004, to file a registration statement to register under the Securities Act the resale of the shares of common stock underlying the equity units, the shares of common stock underlying the warrants issued in the bridge financing, and the warrants issued to the placement agent.

During the second quarter we issued options to purchase 1,515,003 shares of our common stock under our Amended and Restated Stock Option Plan. The exercise prices of such options are equal to the fair market value on the respective grant dates. Since the stock option grants were made to a small number of informed persons who were provided with all information relevant to their investment decisions, we believe such grants were exempt from registration pursuant to Section 4(2) of the Securities Act. We plan to register under the Securities Act the offering of common stock pursuant to all options granted or which may be granted under our Amended and Restated Stock Option Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We have notified Pacific of a default under the Factoring Agreement attributable to our failure to pay federal withholding taxes for certain periods. Although we are seeking to settle these withholding tax liabilities and Pacific has continued to make advances to us under the Factoring Agreement, we can provide no assurance that Pacific will not exercise its default remedies, which include termination of further advances and acceleration of repayment of all outstanding advances. If Pacific exercises its default remedies, we would need to seek alternative financing which might not be available on terms satisfactory to us or at all.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 20, 2004. Holders of an aggregate of 7,222,146 shares of our common stock at the close of business on March 22, 2004 were entitled to vote at the meeting, of which 6,082,909 were present in person or represented by proxy. At such meeting, the Company's stockholders voted as follows:

Proposal 1.

To elect five directors to serve until the 2005 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified.

Name of Nominee	Ttotal Votes for Each Nominee	Total Votes Withheld from Each Nominee
Ezra P. Mager	6,064,764	18,145
Michael Liddle	6,034,642	48,267
Kent M. Klineman	6,004,917	77,992
Stephen B. Ste. Marie	6,064,714	18,195
Michael L. Wise	6,035,888	47,021

No other persons were nominated, or received votes, for election as directors of the Company at the 2004 Annual Meeting of Stockholders. There were no abstentions or broker non-votes with respect to this proposal.

Proposal 2.

To increase the number of shares of the Company's common stock available under the Company's Stock Option Plan from 750,000 shares of common stock to 2,500,000 shares of common stock.

Total Votes for Proposal 2	Total Votes Against Proposal 2	Abstentions from Proposal 2
3,987,492	153,945	39,412

There were 1,902,060 broker non-votes with respect to Proposal 2.

Proposal 3.

To ratify the appointment of Mahoney Cohen & Company CPA, PC as the Company's independent auditors for the fiscal year ending December 31, 2004.

Total Votes for Proposal 3	Total Votes Against Proposal 3	Abstentions from Proposal 3
6,015,898	6,466	60,544

There were no broker non-votes with respect to Proposal 3.

ITEM 5:    OTHER INFORMATION

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
10.1	Placement Agency Agreement dated May 28, 2004, between Home Director, Inc. and Spencer Trask Ventures, Inc.
10.2	Form of Registration Rights Agreement between Home Director, Inc. and the several purchasers of its equity units sold on June 18, 2004, July 30, 2004, July 13, 2004 and July 27, 2004.
10.3	Form of Subscription Agreement to purchase shares of common stock and warrants to purchase shares of common stock between Home Director, Inc. and the several purchasers of its equity units sold on June 18, 2004, July 30, 2004, July 13, 2004 and July 27, 2004.
10.4	Form of Securities Purchase Agreement to purchase an 8% Convertible Note and warrants to purchase shares of common stock between Home Director, Inc. and the several investors in its bridge financing in May 2004.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2004.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME DIRECTOR, INC. (Registrant)
By: /s/ Michael Liddle Michael Liddle President and Chief Executive Officer
By: /s/ Daryl Stemm Daryl Stemm Chief Financial Officer and Secretary

Date: August 16, 2004