Form 10QSB
period 2004-09-30
HOME DIRECTOR INC
filed 2004-11-19
CIK 715031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission file number 333-86873

HOME DIRECTOR, INC.

(Exact Name of Small Business Issuer in Its Charter)

Delaware	52-2143430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2525 Collier Canyon Road, Livermore, California	94551
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (925) 373-0438

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,035,715 as of November 19, 2004.

Transitional Small Business Disclosure Format (Check one): Yes      No

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

HOME DIRECTOR, INC.
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(Unaudited)

ASSETS
	Sep. 30, 2004	Dec. 31, 2003
Current assets:
Cash and cash equivalents	$45,338	$65,733
Accounts receivable, net of allowances	2,902,958	1,452,934
Inventories, net of allowances	952,234	818,421
Other current assets	372,917	195,128
Total current assets	4,273,447	2,532,216
Property and equipment, net	468,572	280,463
Customer lists, net of accumulated amortization	69,258	87,075
Goodwill, net of accumulated amortization	5,825,652	5,825,652
	$10,636,929	$8,725,406
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,043,744	$1,770,922
Bank borrowings	677,011	300,000
Notes payable	125,000	125,000
Current portion of capital lease obligations	32,591	116,313
Total current liabilities	3,878,346	2,312,235
Capital lease obligations, less current portion	36,861	10,077
Other Long Term Liabilities	291,558	393,975
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $0.01 par value Authorized – 2,000,000 shares No shares issued or outstanding	—	—
Common stock, $0.01 par value Authorized – 40,000,000 shares Issued and outstanding – 16,035,715 and 6,163,071 shares as of Sep. 30, 2004 and Dec. 31, 2003, respectively	160,357	61,631
Additional paid-in capital	82,983,955	77,582,890
Accumulated deficit	(76,714,148)	(71,635,402)
Total shareholders' equity	6,430,164	6,009,119
	$10,636,929	$8,725,406

See accompanying notes to these financial statements.

HOME DIRECTOR, INC.
Consolidated Statements of Operations
For the Three & Nine Month Periods Ended September 30, 2004 and 2003
(Unaudited)

	For the three months ended		For the nine months ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Revenue	$3,007,212	$2,348,034	$7,499,457	$7,309,019
Costs and expenses:
Cost of revenue	2,385,785	1,614,178	5,914,029	4,468,674
General and administrative	1,372,895	454,201	3,152,201	1,816,766
Sales and marketing	1,324,225	518,951	2,737,984	1,822,389
Research and development	126,004	54,307	418,855	209,009
Depreciation and amortization	79,441	101,053	203,398	295,943
Provision for abandonment of facility	—	—	—	590,000
Total costs and expenses	5,288,350	$2,742,690	12,426,467	$9,202,781
Income (Loss) from operations	$(2,281,138)	$(394,656)	$(4,927,010)	$(1,893,762)
Other expense, net	(21,355)	(43,606)	(151,736)	(56,804)
Net income (loss)	$(2,302,493)	$(438,262)	$(5,078,746)	$(1,950,566)
Comprehensive income (loss)	$(2,302,493)	$(438,262)	$(5,078,746)	$(1,950,566)
Net income (loss) per common share — basic and diluted:
Shares used in computing basic net income (loss) per common share	14,608,375	3,751,467	9,737,419	3,751,467
Shares used in computing diluted net income (loss) per common share	14,608,375	3,751,467	9,737,419	3,751,467
Net income (loss) per share
Basic:	$(.16)	$(.12)	$(.52)	$(.52)
Diluted:	$(.16)	$(.12)	$(.52)	$(.52)

See accompanying notes to these financial statements.

HOME DIRECTOR, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(5,078,746)	$(1,950,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,398	295,943
Provision for abandonment of facility	—	590,000
Non cash expense from warrant issuance	309,823	31,412
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(1,450,024)	(722,973)
Inventories	(133,813)	(244,317)
Other current assets	(177,789)	(54,084)
Accounts payable and accrued expenses	1,272,822	(119,733)
Other long-term liabilities	(102,417)	—
Net cash used in operating activities	(5,156,746)	(2,174,317)
Cash flows from investing activities:
Purchases of property and equipment	(298,231)	(91,075)
Net cash used in investing activities	(298,231)	(91,075)
Cash flows from financing activities:
Net proceeds from bank borrowings	377,011	400,000
Net receipts (payments) of payables to related parties	—	(291,793)
Repayment of capital lease obligations, net	(132,395)	(90,448)
Proceeds from (payment of) convertible notes and issuance of common stock, net of issuance costs	5,189,966	(3,319)
Net cash provided by (used in) financing activities	5,434,582	14,440
Net increase (decrease) in cash and cash equivalents	(20,395)	(2,250,952)
Cash and cash equivalents at beginning of period	65,733	2,557,214
Cash and cash equivalents at end of period	$45,338	$306,262
Supplemental Disclosure of Cash Flow Information
	2004	2003
Cash paid during the period
Interest	$36,077	$18,519
Non-cash investing and financing activities:
Conversion of convertible notes to common stock	$784,402	$—
Capital lease obligations incurred	$75,457	$—

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission (SEC) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB filed with the SEC on April 2, 2004. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of the Company.

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

As of September 30, 2004, two customers accounted for 30% of the accounts receivable balance and three customers accounted for 48% of the revenue for the nine months ended September 30, 2004. As of December 31, 2003, three customers accounted for 38% and one customer accounted for 36% of the accounts receivable balance and annual revenue, respectively.

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

The effect of options to purchase 2,242,047 and 613,371 shares of the Company's common stock outstanding during the three and nine month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive (i.e. would increase the number of shares in the loss per share calculations).

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

The effect of warrants to purchase 22,331,475 and 773,592 shares of the Company's common stock outstanding during the three and nine month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive (i.e. would increase the number of shares in the loss per share calculations).

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

The Company recognizes revenue on certain installation projects using the percentage of completion method, based primarily on revenue milestones. On certain other installation projects, the Company recognizes revenue using the percentage of completion method, based upon actual costs incurred compared to total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. For these other installation projects, which represent less than 5% of revenues, revenue recognized in excess of amounts billed of $77,541 and $203,808 at September 30, 2004 and December 31, 2003, respectively, is classified as current assets under "Accounts Receivable." Amounts billed in excess of revenue recognized to date of $14,002 and $17,675 at September 30, 2004 and December 31, 2003, respectively, are classified as current liabilities under "Accounts Payable and Accrued Expenses."

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives which generally range from two to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required to be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminated the amortization of goodwill and certain other intangible assets. It also required the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The results of these tests did not indicate additional impairment of the Company's recorded goodwill. As of September 30, 2004, the Company does not believe there have been any events that have occurred that would cause it to assess impairment of goodwill. During 2004, the Company has continued to experience operating and cash flow losses but successfully completed a private placement raising $5.2 million of gross proceeds (See Note 7 - Liquidity). As required by SFAS 142, the Company will perform its next annual impairment test as of December 31, 2004 and adjustments to the recorded goodwill may be required at that time.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. The amount of advertising expensed during the nine months ended September 30, 2004 and 2003, was $136,640 and $22,326, respectively.

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

At September 30, 2004, the Company has a stock-based compensation plan (the "Plan"), more fully described in the Company's proxy statement for its 2004 annual meeting of stockholders. The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Loss, as reported	(2,302,493)	(438,262)	(5,078,746)	(1,950,566)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax effects	(146,419)	(124,273)	(447,329)	(260,129)
Pro-forma net loss	(2,448,912)	(562,535)	(5,526,075)	(2,210,695)
Net loss per share:
Basic — as reported	(0.16)	(0.12)	(0.52)	(0.52)
Diluted — as reported	(0.16)	(0.12)	(0.52)	(0.52)
Basic — pro forma	(0.17)	(0.15)	(0.57)	(0.59)
Diluted — pro forma	(0.17)	(0.15)	(0.57)	(0.59)

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

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

	2004	2003
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.4%	4.4%
Expected life (in years)	10.0	10.0
Volatility	70%	70%
Weighted-average fair value per share	$1.02	$3.57

As of September 30, 2004, the Company had reserved a total of 2,488,620 shares of common stock for issuance under the Plan. The Plan permits the granting of incentive stock options and non-qualified stock options. The terms of stock option grants are determined by the Compensation Committee of the Board of Directors. Options granted to employees under the Plan generally vest over three years and generally expire ten years after the grant date. Shares available for future issuance under the Plan total 246,573 at September 30, 2004.

The following summarizes the stock option activity as of September 30, 2004:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002	101,206	$64.84
Grant (exercise price = fair value)	542,100	3.72
Exercised	—	—
Cancelled	(166,178)	(9.08)
Balance at December 31, 2003	477,128	$14.82
Granted (exercise price = fair value)	1,980,467	0.99
Exercised	—	—
Cancelled	(215,548)	(21.50)
Balance at September 30, 2004	2,242,047	$1.96

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements —(continued)
(Unaudited)

Selected information regarding stock options as of September 30, 2004 follows:

Range of Exercise Prices And Weighted Average Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable
$0.74	1,097,500	9.67	275,583
1.30	875,967	9.29	105,116
2.50	12,500	8.54	12,500
3.63	11,024	7.58	10,220
3.75	234,600	8.29	195,883
79.83	196	7.22	196
80.00	7,875	0.69	7,875
163.28	96	6.33	96
362.84	2,289	6.56	2,289
$1.96	2,242,047		609,758

Note 2 — Capital Stock

On April 1, 2002, the Company's Board of Directors approved a one-for-ten reverse common stock split which was approved by the Company's stockholders as of May 2, 2002. An amendment to the Company's Certificate of Incorporation effecting the stock split was filed with the State of Delaware on May 2, 2002. All common share and per common share amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the effect of this common stock split.

As of September 30, 2004, the Company had authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also had authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01.

Note 3 - Common Stock Reserved for Future Issuance

At September 30, 2004, the Company had reserved a total of 24,860,095 of its authorized 40,000,000 shares of common stock for future issuance as follows:

Outstanding common stock warrants	22,331,475
Possible future issuance of common stock warrants	40,000
Outstanding stock options	2,242,047
Possible future issuance under stock option plan	246,573
24,860,095

As of November 15, 2004, only 23,964,285 of the authorized shares were issuable. Effective July 1, 2004, the Company entered into an agreement with certain of its directors and officers under which such directors and officers agreed not to exercise options and warrants to purchase an aggregate of 1,599,394 shares of common stock until such time, if ever, as the Company amends its certificate of incorporation to increase its authorized shares of common stock to a number that is sufficient to permit exercise of all of its outstanding options, warrants and other rights to acquire shares of its common stock. In exchange, the Company agreed to use its best efforts to seek stockholder approval of such an amendment at its 2005 annual stockholders meeting.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 4 — Related Party Transactions

Related Party Payables

During February and March 2004, one of the Company's executive officers made a series of loans to the Company in the aggregate principal amount of $46,000. Commencing in July 2004, the Company began repaying the loans. As of September 30, 2004, these loans have been paid in full. These loans were payable on demand and had an interest rate of 10% per annum.

Placement and Other Fees

In connection with the private placement of common stock and warrants completed in July 2004, the Company incurred placement fees of approximately $657,000, paid to Spencer Trask Ventures, Inc. These placement fees were recorded as a reduction of amounts raised. In addition, Spencer Trask was granted warrants to purchase 3,525,429 shares of the Company's common stock at a price of $0.74 per share.

In connection with the private placement of common stock and warrants in December 2003 and January 2004, the Company incurred placement fees of approximately $420,000, paid to Spencer Trask Ventures, Inc. The placement fees were recorded as a reduction of amounts raised. In addition, Spencer Trask also received warrants to purchase 657,846 shares of the Company's common stock at a price of $1.068 per share, warrants to purchase 306,795 shares of the Company's common stock at a price of $1.178 per share and warrants to purchase 423,630 shares of the Company's common stock at a price of $1.298 per share. As a result of anti-dilution adjustments triggered by the private placement completed in July 2004, these warrants now represent the right to purchase 1,791,917 shares of common stock at exercise prices ranging from $0.86 to $0.96 per share.

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

Note 5 — Provision for Abandonment of Facility

In June 2003, the Company exited its Durham, North Carolina warehouse facility and relocated the operations to its Livermore, California facility. The Company agreed to a settlement of its remaining lease obligations for $657,891, to be paid over four years. As a result, the Company recorded a discounted provision of $590,000 related to the remaining lease commitment. In December 2003, the Company determined that certain fixed assets located in North Carolina would not be used and wrote off $93,966. There were no severance costs associated with this abandonment.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements  — (continued)
(Unaudited)

	Balance at 12/31/03	Provision	Payments	Balance at 9/30/04
Facility Abandonment	$521,343	—	$(94,568)	$426,775

At September 30, 2004 $135,217 of the balance is recorded as part of accounts payable and accrued expenses and $291,558 is recorded as other long-term liabilities.

Note 6 — Commitments and Contingencies

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

On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint in New York State Supreme Court against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's Series B convertible preferred stock financing in 2000. Point West alleged misrepresentation in connection with that financing and sought rescission of its $500,000 investment. Subsequent to the filing of the complaint Point West was placed in receivership. Spencer Trask and the receiver are currently negotiating a proposed settlement under which the Company would agree to repurchase the securities acquired by Point West for $44,000. There is no assurance that the matter will be settled on the proposed terms or at all.

In June 2003, the Company received written notice from a third party alleging breach of contract and violation of trademark law in connection with the use of the "Home Director" trademark. The Company has taken what it believes is appropriate remedial action and does not believe that there is any remaining basis for a claim by the third party. The third party has not taken further action to pursue its claim. Nevertheless, it is possible that the third party will initiate legal action seeking damages and/or injunctive relief against the Company. If any such litigation should be commenced and resolved adversely, the Company could be compelled to pay damages and/or royalties to the third party for its use of the Home Director name and/or limit or discontinue its use as a trademark.

On March 3, 2004, Robert N. Wise resigned as President, Chief Operating Officer and a director of the Company and entered into a Separation and Release Agreement with the Company. Under the terms of this agreement, the Company retained Mr. Wise as an independent consultant for a transition period of 30 days and the Company's obligation to employ Mr. Wise as its President and Chief Operating Officer under his Employment Agreement was terminated. The Company agreed to pay Mr. Wise (i) $10,000 during the transition period, (ii) $50,000 upon his resignation, (iii) 2% of the Company's first year revenues derived from certain contracts and projects, and (iv) 1% of the Company's second year revenues derived from such contracts and projects. In addition, the Company agreed to continue to provide Mr. Wise with benefits under the Company's employee benefit plans until December 31, 2004 and to pay the remaining installments due under an automobile lease and the balance of the purchase price of the leased automobile upon expiration of the lease. The Company and Mr. Wise exchanged releases. Pursuant to his employment agreement, Mr. Wise remains subject to certain restrictions on his post-employment activities for up to 12 months after his resignation. All options to purchase shares of Common Stock granted to Mr. Wise before the merger expired upon his resignation. On January 16, 2003, the Company granted Mr. Wise options to purchase 180,000 shares of Common Stock at an exercise price of $3.75 per share. Upon Mr. Wise's resignation, 60,000 of such options expired unexercised, and under the terms of the Separation and Release Agreement, 120,000 of such options are exercisable through March 3, 2005. In the first quarter of 2004, the Company recorded a charge of approximately $130,000 related to this settlement.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements  — (continued)
(Unaudited)

Note 7 — Liquidity

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

The net proceeds (approximately $4.4 million) from the Company's private sale of equity units completed in July 2004 temporarily met the Company's cash needs for working capital purposes. Since that time, although the Company's revenues and sales increased during the third quarter of 2004, the Company has largely exhausted its cash reserves, and it has an immediate need for additional cash to sustain and grow its operations. The depletion of the Company's cash during the third quarter was the direct result of the unanticipated magnitude of the loss for the quarter (generated in part by initial costs of its expanded product development program and a higher level of marketing and sales activities) and an excessive inventory build-up (which the Company believes will be largely worked off during the fourth quarter of 2004 and the first few months of 2005). Although the Company anticipates continued sales growth and remains optimistic about its longer-term prospects, the Company expects that some of the factors, including operating losses, which have depleted its cash will continue to severely stress its cash resources for at least the next six months.

The Company's potential sources of additional cash are limited. In light of the poor market performance of the Company's shares, its history of losses and the current lack of authorized common stock available for issuance, the Company's capacity to raise capital through the sale of additional equity securities is uncertain, at best. The Company's entitlement to cash advances under its existing Factoring Agreement is limited to a percentage of "eligible" accounts receivable that satisfy certain criteria and is currently capped at $750,000 (of which approximately $677,000 was outstanding as of September 30, 2004).

The Company is actively considering a number of immediate measures to relieve the stress on its cash resources. These measures include, but are not limited to, (1) privately selling relatively small amounts of highly-dilutive convertible debt or preferred stock, subject to subsequent increase in the Company's authorized common stock, (2) increasing the Company's borrowing capacity by a modest amount through expansion or replacement of its single existing credit facility, (3) sharply reducing the Company's staff and/or marketing, product development and other expenses, (4) reducing inventories, and (5) selling assets or one or more business segments. Significant reductions in the Company's staff or other expenses would likely have a material adverse impact on its longer term potential for growth.

There is no assurance that the Company will be able to successfully implement any of the remedial measures it is considering or any other remedial measures. If the Company successfully implements any remedial measures, there is no assurance that the measures taken will be sufficient to satisfy its near-term cash requirements or will have a longer-term beneficial effect on its operations. If the Company is unable either to raise sufficient additional cash in the near future or promptly and substantially reduce expenses, it will be forced to curtail or cease its operations.

Line of Credit

As of March 31, 2004, as a result of the Company's failure to comply with certain financial covenants, the Company was in default under a $300,000 outstanding line of credit from Venture Banking Group. On April 1, 2004, the Company obtained advances of $450,000 under a new Factoring Agreement (described below) and applied approximately $300,000 of the advances to repay the line of credit, which was then terminated.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements  — (continued)
(Unaudited)

Factoring Agreement

As of September 30, 2004, the Company owed approximately $677,000 under a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. ("Pacific"). The Factoring Agreement provides for borrowings on the Company's eligible accounts receivable, with recourse to the Company, in the amount of 65% of the amounts owing on such accounts (each, an "advance"), subject to maximum advances of $750,000. Borrowings are secured by substantially all of the Company's assets. The making of advances under the Factoring Agreement is within the complete discretion of Pacific. Amounts advanced and uncollected bear a finance fee equal to Pacific's prime rate plus 6% per annum, which is subject to increase by an additional 5% per annum in the event of a default. In connection with the Factoring Agreement, the Company issued to Pacific's parent warrants to purchase 8,333 shares of the Company's common stock and recorded a $6,977 charge to interest expense in the first quarter of 2004.

The Company has notified Pacific of a default under the Factoring Agreement attributable to the Company's failure to pay Federal and state withholding taxes for certain periods. Although the Company is seeking to settle these withholding tax liabilities and Pacific has continued to make advances under the Factoring Agreement, the Company can provide no assurance that Pacific will not exercise its default remedies, which include termination of further advances and acceleration of repayment of all outstanding advances. If Pacific exercises its default remedies, the Company would need to seek other financing which might not be available on terms satisfactory to it or at all. At September 30, 2004, the Company maintained a liability for these witholding taxes of approximately $863,000, and adjustments may be required upon final resolution with the respective tax authorities.

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

May 2004 Bridge Financing and June and July 2004 Private Placement

In May 2004, the Company privately sold $1,015,000 face amount of its 8% convertible notes and warrants to purchase shares of its Common Stock to accredited investors, including certain of its directors and officers and affiliates, for gross proceeds of $1,015,000. The notes matured on June 16, 2004, upon automatic conversion into investment units of the kind sold in the Company's first equity financing. Purchasers of the notes received three-year warrants to purchase an aggregate of 1,015,000 shares of Common Stock at an exercise price of $1.00 per share. The Company recorded non-cash interest expense of approximately $77,000 associated with the issuance of the warrants, during the second quarter of 2004.

In June and July 2004 the Company raised gross proceeds of $5.2 million ($2.2 million in June and $3 million in July, 2004) through the private placement of equity units at a price of $0.59 per unit, including proceeds from the conversion of $1,015,000 principal amount of notes issued in the Bridge Financing. Net proceeds of $1.8 million were received during the second quarter and net proceeds of approximately $2.6 million were received in July 2004, all of which are reflected in the balance sheet as of September 30, 2004. The units comprise a total of 8,813,569 shares of common stock and warrants to purchase an additional 8,813,569 shares at $0.74 per share. Spencer Trask Ventures Inc. was the placement agent for the transaction and received cash compensation of $657,000, including reimbursement for its non-accountable expenses, and warrants to purchase 3,525,429 shares of common stock at $0.74 per share.

Home Director, Inc.
Condensed Notes to Consolidated Financial Statements  — (continued)
(Unaudited)

December 2003 and January 2004 Private Placement

In December 2003 and January 2004, the Company raised gross proceeds of $3,226,315 in a private sale of equity units consisting of 3,470,679 shares of Common Stock and three-year warrants to purchase 3,470,679 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. Net proceeds of $1,740,000 were received in 2003 and are reflected in the balance sheet as of December 31, 2003, and the remaining proceeds of $860,000 were received in 2004. Spencer Trask was the placement agent for the transaction and received $369,421 as cash compensation and reimbursement of non-accountable expenses, and five-year warrants to purchase 1,388,272 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share (adjusted to 1,791,917 shares of Common Stock at $0.86 to $0.96 per share as a result of anti-dilution provisions triggered by the Company's private placement completed in July 2004).

All of the shares of Common Stock included in the units sold in the equity financing transactions described above (including the shares underlying the warrants) were registered for resale under the Company's registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on September 24, 2004.

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

Overview

Our revenues consist primarily of revenues from the sale of home networking products and services. Our home networking products are sold primarily to distributors for use by integrators who install the products in homes throughout the United States and Canada. The Company provides installation services, primarily to the new home construction market, in California, Florida, Colorado and Texas.

Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of September 30, 2004, all research and development costs had been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we expect such expenses to increase for the remainder of 2004, subject to liquidity constraints described below.

General and administrative expenses consist primarily of expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the anticipated growth of our business, general and administrative expenses will also increase, subject to the liquidity constraints.

Recent Developments

During the first quarter of 2004, HDT started a new division called "JSX Audio." This division focuses on developing and marketing high-end audio equipment for the professional and luxury home markets. JSX Audio is based in Petaluma, California where HDT has subleased office space through March 31, 2005.

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

Allowance for Doubtful Accounts.    Accounts receivable are unsecured and we maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent or others when information known to us indicates amounts may be uncollectible; in order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit worthiness, changes in customer payment patterns and any correspondence with the customer. In 2003, we experienced losses, or recorded provisions for potential losses, totaling $373,000, or 4% of revenues. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods. No material charges associated with doubtful accounts were incurred by the Company in the first three quarters of 2004.

Inventory.    We present inventory value at the lower of cost or market and net of valuation allowances for excess and obsolete units. Establishing this reserve requires estimates of sales volumes and pricing. In 2003, we recorded expenses for disposal of or provision for obsolete inventory, totaling $956,000, or 10% of revenues. The obsolete inventory was acquired primarily in 2000 and 2001, and we anticipate that the level of these expenses and write-downs will be lower in future periods. To the extent that we are not able to correctly anticipate these trends, additional reserves may be required in future periods. No material charges associated with inventory were incurred by the Company in the first three quarters of 2004.

Intangible Assets — Goodwill.    Intangible assets include costs in excess of net assets acquired ("goodwill") and other purchased intangibles. The carrying amount of goodwill is reviewed annually. If this review indicates that goodwill will not be recoverable, the carrying amount of the goodwill will be reduced to its estimated fair value. This requires us to estimate such factors as future sales volumes and costs of business produced by these intangibles. To the extent that we are not able to correctly anticipate these trends, additional adjustments to estimated fair value may be required in future periods.

Valuation of Warrants and Other Equity Instruments.    We have entered, and may continue to enter, into transactions whereby we grant warrants to purchase stock to non-employees. These transactions sometimes require us to determine the fair value of non-exchange traded instruments. The development of these fair values requires significant judgment and estimates by management. We disclose the principal assumptions used in determining these fair values in our financial statements and we believe these assumptions are reasonable. However, the use of different valuation models, or assumptions differing from ours, could cause materially different values to be assigned these instruments and could have a significant impact, positive or negative, on our reported results of operations. During 2003, we issued warrants in connection with our bank line of credit and certain agreements to provide investor relation services. Expenses relating to the value of those warrants totaled $144,000. In the first quarter of 2004, we issued warrants to purchase shares of our common stock in connection with our Factoring Agreement. Expenses relating to the value of these warrants totaled $7,000. In the second quarter of 2004, we issued warrants to purchase shares of our common stock in connection with our Bridge Financing. Expenses relating to the value of these warrants totaled $77,000 and are recorded as interest expense in the second quarter of 2004. In the third quarter of 2004, we issued warrants to purchase shares of our common stock in connection with certain agreements to provide investor relation services. Expenses relating to the value of those warrants totaled $226,000 and are recorded as general and administrative expenses in the third quarter of 2004.

Results of Operations

Three and nine Month Periods Ended September 30, 2004 and 2003.    Revenues were $3,007,000 in the third quarter of 2004, compared to $2,348,000 in the third quarter of 2003, an increase of 28%, and the Company's highest quarterly revenue since the Merger in December 2002. Revenues were $7,499,000 during the first nine months of 2004, compared to $7,309,000 during the first nine months of 2003, an increase of 3%. The increases were primarily attributable to increased services revenues (from $5,324,000 during the first nine months of 2003 to $5,895,000 during the first nine months of

2004, or an increase of 11%) partially offset by decreased product sales in 2004 (from $1,985,000 during the first nine months of 2003 to $1,605,000 during the first nine months of 2004, or a decrease of 19%.)

Product sales accounted for 28% of revenues in the third quarter of 2004, as compared to 27% in the third quarter of 2003 and accounted for 21% of revenues during the first nine months of 2004, as compared to 27% during the first nine months of 2003. The decline in product sales for the nine months ended September 30, 2004 reflects several factors, including our strategic decisions to concentrate on cost reduction measures in the second half of 2003 and the sale of product primarily through the still-developing Sears Connected Home program, as well as intense price competition. These factors had a declining impact, as product sales grew from $238,000 in the first quarter of 2004 to $511,000 in the second quarter of 2004 and $856,000 during the third quarter of 2004.

On the services side, revenues increased by 11% during the first nine months of 2004 as compared to the first nine months of 2003. During 2004, we signed a number of new contracts to provide networking solutions to home builders and, during the fourth quarter of 2003 and the first quarter of 2004, we opened offices in Colorado Springs and Houston to provide networking solutions in those areas. In the first nine months of 2004, sales orders for home installation services increased by 18% as compared to the same period in 2003.

Total costs and expenses were $5,288,000 in the third quarter of 2004, compared to $2,743,000 in the third quarter of 2003. The increase in 2004 was primarily attributable to an increase in general and administrative expenses of $918,000, an increase in sales and marketing expenses of $805,000, an increase in cost of revenues of $772,000, and an increase in research and development expenses of $72,000. Cost of revenues was $2,386,000, or 79% of revenues, in the third quarter of 2004 as compared to $1,614,000, or 69% of revenues, in 2003. Cost of revenues in 2004 was adversely affected by decreased average product selling prices and a change in the mix of the Company's revenues. Total costs and expenses were $12,426,000 during the first nine months of 2004, compared to $9,203,000 during the first nine months of 2003. The increase in 2004 was primarily attributable to an increase in cost of revenues of $1,445,000, an increase in general and administrative expenses of $1,335,000, an increase in sales and marketing expenses of $916,000, an increase in research and development expenses of $210,000, offset in part by the provision for abandonment of facility of $590,000 which was recorded in 2003. Cost of revenues was $5,914,000, or 79% of revenues, during the first nine months of 2004 as compared to $4,469,000, or 61% of revenues, in 2003. Cost of revenues in 2004 was adversely affected by decreased average hardware selling prices and a change in the mix of the Company's revenues.

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

Net interest expense increased in 2004 ($21,000 in the third quarter and $152,000 for the first nine months of the year) compared to 2003 ($12,000 of net interest expense in the third quarter and $25,000 of net interest expense for the first nine months of the year) primarily due to warrants we issued the second quarter of 2004 to purchase shares of our common stock in connection with our Bridge Financing. Expenses relating to the value of these warrants totaled $77,000 and are recorded as interest expense in the second quarter of 2004.

Our net loss in the third quarter of 2004 was approximately $2,302,000, as compared to a net loss of approximately $438,000 in 2003. Our net loss for the nine months ended September 30, 2004 was approximately $5,079,000, as compared to net loss of approximately $1,951,000 in the same period in 2003. The increase in the net loss for the third quarter in 2004 and the nine months ended September

30, 2004 is primarily due to the decline in gross margin and the increases in general and administrative, sales and marketing, and research and development expenses as discussed above.

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

The net proceeds (approximately $4.4 million) from the private sale of equity units completed in July 2004 temporarily met our cash needs for working capital purposes. Since that time, although our revenues and sales increased during the third quarter of 2004, we have largely exhausted our cash reserves, and we have an immediate need for additional cash to sustain and grow our operations. The depletion of cash during the third quarter was the direct result of the unanticipated magnitude of the loss for the quarter (generated in part by initial costs of our expanded product development program and a higher level of marketing and sales activities) and an excessive inventory build-up (which we believe will be largely worked off during the fourth quarter of 2004 and the first few months of 2005). Although we anticipate continued sales growth and remain optimistic about our longer-term prospects, we expect that some of the factors, including operating losses, which have depleted our cash will continue to severely stress our cash resources for at least the next six months.

Our potential sources of additional cash are limited. In light of the poor market performance of our shares, our history of losses and the current lack of authorized Common Stock available for issuance, our capacity to raise capital through the sale of additional equity securities is uncertain, at best. Our entitlement to cash advances under our existing Factoring Agreement is limited to a percentage of "eligible" accounts receivable that satisfy certain criteria and is currently capped at $750,000 (of which approximately $677,000 was outstanding as of September 30, 2004). Certain provisions of our contracts with builders limit opportunities to expand the scale of our accounts receivable financing. Our receivables arise principally from completion of installation work on individual homes under contracts with builders that cover multiple home installations in one or more large developments. In conformity with industry practice and our builder contracts, a portion of these receivables is subject to the potential risk of set-off by the builder for defaults or defects in remaining work to be performed on other homes in the same development. While such setoffs rarely occur, the risk itself weakens the value of the receivables as collateral for financing purposes.

We are actively considering a number of immediate measures to relieve the stress on our cash resources. These measures include, but are not limited to, (1) privately selling relatively small amounts of highly-dilutive convertible debt or preferred stock, subject to subsequent increase in our authorized Common Stock, (2) increasing our borrowing capacity by a modest amount through expansion or replacement of our single existing credit facility, (3) sharply reducing our staff and/or marketing, product development and other expenses, (4) reducing inventories, and (5) selling assets or one or more business segments. Significant reductions in staff or other expenses would likely have a material adverse impact on our longer term potential for growth. Disposing of assets or a business segment could have an immediate adverse impact on revenues but could raise significant cash and might improve short term cash flow and operating margins and have longer term beneficial effects on our operations.

There is no assurance that we will be able to successfully implement any of the remedial measures we are considering or any other remedial measures. If we successfully implement any remedial measures, there is no assurance that the measures taken will be sufficient to satisfy our near-term cash requirements or will have a longer-term beneficial effect on our operations. If we are unable either to raise sufficient additional cash in the near future or promptly and substantially reduce expenses, we will be forced to curtail or cease our operations.

Line of Credit

As of March 31, 2004, as a result of our failure to comply with certain financial covenants, we were in default under a $300,000 outstanding line of credit from Venture Banking Group. On April 1,

2004, we obtained advances of $450,000 under a new Factoring Agreement (described below) and applied approximately $300,000 of the advances to repay the line of credit, which was then terminated.

Factoring Agreement

As of September 30, 2004, we owed approximately $677,000 under a Factoring Agreement with Pacific Business Funding, a division of Greater Bay Bank, N.A. ("Pacific"). The Factoring Agreement provides for borrowings on the Company's eligible accounts receivable, with recourse to the Company, in the amount of 65% of the amounts owing on such accounts (each, an "advance"), subject to maximum advances of $750,000. Borrowings are secured by substantially all of the Company's assets. The making of advances under the Factoring Agreement is within the complete discretion of Pacific. Amounts advanced and uncollected bear a finance fee equal to Pacific's prime rate plus 6% per annum, which is subject to increase by an additional 5% per annum in the event of a default. In connection with the Factoring Agreement, we issued to Pacific's parent warrants to purchase 8,333 shares of our common stock and recorded a $6,977 charge to interest expense in the first quarter of 2004. We are currently in discussions with other commercial institutions to obtain a new borrowing facility, to be used for working capital purposes. There can be no assurances, however, that we will be successful in obtaining a new borrowing facility at terms acceptable to us or at all.

We have notified Pacific of a default under the Factoring Agreement attributable to our failure to pay federal withholding taxes for certain periods. Although we are seeking to settle these withholding tax liabilities and Pacific has continued to make advances to us under the Factoring Agreement, we can provide no assurance that Pacific will not exercise its default remedies, which include termination of further advances and acceleration of repayment of all outstanding advances. If Pacific exercises its default remedies, we would need to seek other financing which might not be available on terms satisfactory to us or at all. At September 30, 2004, the Company maintained a liability for these withholding taxes of approximately $863,000, and adjustments may be required upon final resolution with the respective tax authorities.

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

Related Party Payables

During February and March 2004, one of our executive officers made a series of loans to us in the aggregate principal amount of $46,000. Commencing in July 2004, we began repaying the loans. As of September 30, 2004 these loans have been paid in full.

May 2004 Bridge Financing and June and July 2004 Private Placement

In May 2004, we privately sold $1,015,000 face amount of our 8% convertible notes and warrants to purchase shares of our Common Stock to accredited investors, including certain of our directors and officers and affiliates, for gross proceeds of $1,015,000. The notes matured on June 18, 2004, upon automatic conversion into investment units in the first closing of our private placement. Purchasers of the notes received three-year warrants to purchase an aggregate of 1,015,000 shares of Common Stock at an exercise price of $1.00 per share. The Company recorded non-cash interest expense of approximately $77,000 associated with the issuance of the warrants, during the second quarter of 2004.

In June and July 2004 we raised gross proceeds of $5.2 million through the private placement of equity units at a price of $0.59 per unit, including proceeds from the conversion of $1,015,000 principal amount of notes issued in the Bridge Financing. Net proceeds of $1.8 million were received during the second quarter and net proceeds of approximately $2.6 million were received in July 2004, all of which are reflected in the balance sheet as of September 30, 2004. The units comprise a total of 8,813,569 shares of common stock and warrants to purchase an additional 8,813,569 shares at $0.74 per share. Spencer Trask Ventures Inc. was the placement agent for the transaction and received cash compensation of $657,000, including reimbursement for its non-accountable expenses, and warrants to purchase 3,525,429 shares of common stock at $0.74 per share.

December 2003 and January 2004 Private Placement

In December 2003 and January 2004, we raised gross proceeds of $3,226,315 in a private sale of equity units consisting of 3,470,679 shares of Common Stock and three-year warrants to purchase 3,470,679 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share. Net proceeds of $1,740,000 were received in 2003 and are reflected in the balance sheet as of December 31, 2003, and the remaining proceeds of $860,000 were received in 2004. Spencer Trask was the placement agent for the transaction and received $369,421 as cash compensation and reimbursement of non-accountable expenses, and five-year warrants to purchase 1,388,272 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share (adjusted to 1,791,917 shares of Common Stock at $0.86 to $0.96 per share as a result of anti-dilution provisions triggered by our private placement completed in July 2004).

All of the shares of Common Stock included in the units sold in the equity financing transactions described above (including the shares underlying the warrants) were registered for resale under our registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on September 24, 2004.

Cash

As of September 30, 2004, we had approximately $45,000 of cash and cash equivalents. Cash decreased during the first nine months of 2004 by approximately $20,000. Approximately $5,079,000 was used to fund our operating loss, an increase in accounts receivable ($1,450,000), purchases of property and equipment ($298,000) and changes to inventory, other current assets and other liabilities ($413,000), offset in part by net proceeds from the issuance of Common Stock and warrants ($5,190,000), an increase in accounts payable and accrued expenses ($1,273,000), non-cash expenses ($513,000) and net bank borrowings ($377,000).

Net cash used in operating activities was $5,157,000 for the first nine months of 2004. Net cash used for the period in operating activities was primarily for increases in accounts receivable and funding of operating losses, offset in part by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $298,000 for the first nine months of 2004. Cash used for the period in investing activities was primarily to purchase property and equipment.

Net cash provided by financing activities was $5,435,000 for the first nine months of 2004. Net cash provided during the period by financing activities resulted primarily from the proceeds received from the private sale of units of Common Stock and warrants (described above) and net bank borrowings.

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

Changes to Internal Controls over Financial Reporting.    In accordance with the SEC's requirements, the CEO and CFO note that, during the quarter ended September 30, 2004, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls.    Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded, as of September 30, 2004, that, subject to the limitations noted above, the Company's Disclosure Controls are effective to provide reasonable assurance that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO and CFO.

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

On June 18, 2001, Point West Ventures, LP ("Point West") filed a complaint against HDT and Spencer Trask Ventures, Inc., the placement agent for HDT's Series B convertible preferred stock financing in 2000, in New York State Supreme Court. Point West, one of the investors in that financing, alleged misrepresentation in connection with that financing and sought rescission of its $500,000 investment. Subsequent to the filing of the complaint Point West was placed in receivership. Spencer Trask and the receiver are currently negotiating a proposed settlement under which the Company would agree to repurchase the securities acquired by Point West for $44,000. There is no assurance that the matter will be settled on the proposed terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter we issued options to purchase 45,000 shares of our common stock under our Amended and Restated Stock Option Plan. The exercise prices of such options are equal to the fair market value on the respective grant dates. Since the stock option grants were made to a small number of informed persons who were provided with all information relevant to their investment decisions, we believe such grants were exempt from registration pursuant to Section 4(2) of the Securities Act. We plan to register under the Securities Act the offering of common stock pursuant to all options granted or which may be granted under our Amended and Restated Stock Option Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We have notified Pacific of a default under the Factoring Agreement attributable to our failure to pay federal and state withholding taxes for certain periods. Although we are seeking to settle these withholding tax liabilities and Pacific has continued to make advances to us under the Factoring Agreement, we can provide no assurance that Pacific will not exercise its default remedies, which include termination of further advances and acceleration of repayment of all outstanding advances. If Pacific exercises its default remedies, we would need to seek alternative financing which might not be available on terms satisfactory to us or at all. At September 30, 2004, the Company maintained a liability for these taxes of approximately $863,000, and adjustments may be required upon final resolution with the respective tax authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME DIRECTOR, INC. (Registrant)
By:	/s/ Michael Liddle
Michael Liddle President and Chief Executive Officer
By:	/s/ Daryl Stemm
Daryl Stemm Chief Financial Officer and Secretary

Date: November 19, 2004

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.