Form 10KSB
period 2004-12-31
HOME DIRECTOR INC
filed 2007-06-12
CIK 715031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 333-86873

                               HOME DIRECTOR, INC.
               ---------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                               52-2143430
 ------------------------------                              ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

             1475 S. Bascom Avenue #210, Campbell, California 95008
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (408) 559-3100

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ 7,852,920

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) approximately $6,239,000*

*As of April 30, 2007. Solely for purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 13,983,060 as of April 30, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                               HOME DIRECTOR, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
                                     PART I
Item 1.  Description of Business.....................................................................4
Item 2.  Description of Property.....................................................................8
Item 3.  Legal Proceedings...........................................................................8
Item 4.  Submission of Matters to a Vote of Security Holders.........................................9

                                     PART II
Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters....................9
Item 6.  Management's Discussion and Analysis or Plan of Operation..................................10
Item 7.  Financial Statements.......................................................................18
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......18
Item 8A. Controls and Procedures....................................................................19

                                    PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act..........................................20
Item 10. Executive Compensation.....................................................................21
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
         Matters....................................................................................23
Item 12. Certain Relationships and Related Transactions.............................................24
Item 13. Exhibits...................................................................................25
Item 14. Principal Accountant fees and services.....................................................26

Signatures..........................................................................................27
Consolidated Financial Statements..................................................................F-1

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of Home Director, based on information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond the ability of Home Director to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, Home Director claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Cautionary Statements" beginning on page 15. The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

RECENT DEVELOPMENTS
On September 28, 2005, Home Director, Inc. (the "Company" or "HDI") and its direct subsidiary Home Director Technologies, Inc. ("HDT") and its indirect subsidiary Digital Interiors, Inc. ("DII")(collectively, "the Companies") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code")in U.S. Bankruptcy Court for the Northern District of California, Oakland Division (the Bankruptcy Court") (Case No. 05-45812, 05-45814 and 05-45815, respectively). On June 26, 2006, the Companies filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization, dated June 26, 2006 and Second Amended Disclosure Statement, dated June 26, 2006 (the "Disclosure Statement"). The Bankruptcy Court approved the Disclosure Statement by that certain Order Approving Disclosure Statement, Fixing Time for Filing Acceptances or Rejections of Plan and Setting Hearing on Confirmation entered on June 27, 2006. Thereafter, on October 9, 2006, the Companies filed a Seconded Amended Joint Plan of Reorganization dated June 26, 2006 (As Modified)("Reorganization Plan"). On October 12, 2006, the Bankruptcy Court entered an Order Confirming Chapter 11 Plan. Pursuant to the provisions of Bankruptcy Code Section 1127(a), the Companies made material changes and modifications to the Reorganization Plan after Bankruptcy Court approval of the terms of the Disclosure Statement; in the event of a conflict between the terms and provisions of the Disclosure Statement and the Reorganization Plan, the terms of the Reorganization Plan prevail.

The following summarizes the classification and treatment of claims and interests as provided by the Reorganization Plan. This summary of the Reorganization Plan and Disclosure Statement does not purport to be complete and is qualified in its entirety by reference to the Reorganization Plan and the Disclosure Statement. The Reorganization Plan provides for different treatment for different classes of Claims and equity interests in accordance with the Bankruptcy Code. Under the Reorganization Plan, other than Administrative Claims and Tax Claims, which are unclassified, most Claims against or Interests in the Companies are impaired. Reference should be made to the Disclosure Statement and to the Reorganization Plan for a complete description of the classifications and treatment of Claims and Interests. On October 23, 2006 (the "Effective Date" of the Reorganization Plan), the currently outstanding shares of the Company's common stock were cancelled without any distribution to be made to the holders of such shares. As of the Effective Date, the authorized common stock of the Company will consist of 40,000,000 shares New Common Stock, par value $0.01 per share. Pursuant to the Reorganization Plan, an aggregate of 7,250,000 shares of New Common Stock shall be issued and distributed as follows: approximately 6,500,000 shares of New Common Stock to HMDR Investors (or its assignees), which will represent approximately 90% of the New Common Stock of the Company, and approximately 750,000 shares of New Common Stock to Holders of Allowed Class 3 Claims, which shall represent approximately 10% of the New Common Stock of the Company.

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

On December 19, 2002, we acquired all of the stock of Home Director Technologies, Inc. (formerly Home Director, Inc. and referred to in this report as "HDT") in a merger of Netword's special purpose subsidiary into HDT. Immediately before the merger, we completed a one-for-40 reverse split of our outstanding Common Stock. As a result of the merger, HDT became our wholly-owned subsidiary, we changed our name from Netword, Inc. to Home Director, Inc., and the business of HDT became our only business. When we refer to "Netword" in this report, we are referring to the Company as it existed before the merger, and when we refer to "the merger," we are referring to the merger in which we acquired HDT.

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

Our executive offices are located at 1475 S. Bascom Avenue #210, Campbell, California 95008. Our telephone number is (408) 559-3100 and our web site address is www.homedirector.com.

BUSINESS
We design, manufacture and sell home networking and entertainment solutions that can interconnect security systems, audio systems, video services, televisions, utilities, personal computers and the Internet. Our products are marketed primarily for installation in new homes. Customers for our home networking systems include some of the largest home builders and developers in the United States, including KB Homes, Richmond America, DR Horton, Lennar and Arvida. Through our relationships and marketing arrangements with these and other home builders, we have direct access to home buyers that we use to facilitate additional sales of our products while the buyers are in the process of selecting options for their new homes. Our products have been sold to over 60,000 home owners in the United States and Canada.

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


INDUSTRY OVERVIEW AND MARKET OPPORTUNITY

Target Market
The new home construction industry offers the principal market for Home Director's products and services. An average of more than 1.5 million new homes (including residential apartment units) have been built in the United States during each of the past 10 years (Source: United States Bureau of the Census.) Based on our own experience, we believe that only a relatively small number of these new homes were built with electronic networking capabilities but that the percentage of new homes incorporating these capabilities has been increasing.

Industry Evolution
The market for solutions that will facilitate the distribution and control of data and entertainment within the home is relatively new and we believe is still in an early stage of evolution. This market appears to be driven by a number of recent trends, including the following:

     o a demand for video, audio and voice capabilities throughout the home rather than in a single location;
     o the growing number of households with multiple personal computers and Internet capabilities;
     o    the rise in the number of people who work from home;
     o the increase in the availability of "last mile" high speed bandwidth, via cable modem, DSL and satellite;
     o    the proliferation of new technology and digital applications;
     o the expectation that devices and technology will perform multiple functions; and
     o the decreasing cost of relatively sophisticated home networking and entertainment solutions.

OUR SOLUTION
In our effort to exploit this evolving market, and by contrast to the many small-scale local businesses that offer limited low-tech network functions, we offer scaleable and upgradeable technology, established distribution channels, and, in areas served by installation partners, a single-source for products and professional sales and service. We believe we address prospective obsolescence by providing a structured wiring infrastructure that handles multiple mediums, is scaleable and can be functionally upgraded by means of hardware and software. Our home networking solutions can be controlled from inside the home or remotely from web-access devices. To meet a broad range of demand from entry level to custom homes, we employ standardized base packages or modules with a menu of functional add-ons or upgrades to provide a range of performance capabilities responsive to the individual consumer's budget and needs.

Our home networking solutions enable shared high-speed Internet access, linked computer peripherals, centrally controlled home security systems, distributed entertainment content and other services and capabilities. These solutions allow home owners to access information and entertainment in any room in the home and centrally control their security, energy and lighting. We couple our networking hardware with scaleable and upgradeable proprietary software that delivers functionality and an intuitive user interface. Devices connected into our system can be controlled by both wired and wireless web-access devices.

OUR PRODUCTS AND SERVICES
Our home networking solution consists of structured wiring and proprietary hardware and software. This solution is based on our proprietary communications device, called the Network Connection Center. The Network Connection Center is a hardware installation offered in several configurations which houses structured wiring terminals and, in conjunction with applications software, connects and coordinates all of the networked applications and devices within the home. The structured wiring infrastructure can be scaled to high or low capacity levels in accordance with specific builder or consumer requirements. The Network Connection Center can support a variety of hardware and software products. Typically, the price to consumers of a complete, installed home networking solution ranges from $1,500 to $4,000, plus the cost of peripheral components and systems.

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

Our "Intelligent Home Marketing Program" standardizes and streamlines sales, design and customer support for our networking solutions. Using each participating builder's blueprints for a home development project, we or a partner recommend the most appropriate standard packages and application modules for potential buyers, including standard voice, video, data, security and home management features consistent with the overall designs contemplated by the blueprints. We display our products and systems in the builder's showroom or model, where a sales representative is available to consult with each home buyer at the same time the buyer is selecting other home options, such as cabinets, carpeting and tile.

We currently have joint marketing relationships with home builders and developers in Texas and, subject to demand and the availability of capital, plan to establish similar relationships with builders in new geographic areas. In our existing relationships, we try to obtain the builder's or developer's commitment to purchase and include a home networking package in all of the housing units within a new-home development. We have also partnered with installation companies and providers of Fiber to the Home and cable infrastructure for entire communities to offer our products as part of their offering to an entire community. With this commitment, we are assured of a revenue stream from each home sale in the development, based on the package selected by the builder, and further revenue from sales of add-ons, upgrades and application modules selected by individual home buyers.

The Company's home networking solutions are flexible enough to accommodate builders' requirements for virtually all levels of housing units, including production, semi-custom and custom homes. Builders of production and semi-custom homes provide high-volume deployment of our infrastructure products. Builders of custom homes provide early deployment of new technology in high-end home solutions and tend to yield useful feedback for future product and service offerings.

We believe that we will be able to maintain and increase our alliances with builders and developers for a number of reasons, including the following:

     (1) Turnkey Solution - we provide a single-source, home networking solution;

     (2) Competitive Advantage - we afford our allied builders and developers a differentiated and technically-advanced product that distinguishes their business from their competitors; and

     (3) Increased Revenues - Builders and developers generate additional revenue from sales of our products. They buy our systems and include them in the total cost of the homes they sell.

Notwithstanding the foregoing, we acknowledge that the housing industry faces certain risks. The housing industry is cyclical and seasonal, and we expect that our revenues from new residential installations will be affected by the factors that affect the housing industry, both generally and in the specific areas where our systems are sold. These factors include: (1) changes in economic conditions, interest rates and employment levels; (2) consumer confidence and income; (3) the availability and cost of mortgage financing; and (4) demand for housing.
The housing market is subject to various risks, including overbuilding, delays in construction schedules, changes in government regulations, increases in interest rates and energy costs and increases in real estate taxes and other local government fees. The home building industry has, from time to time, experienced fluctuating lumber prices and supply, limited availability of suitable land and construction funds as well as serious shortages of labor and materials. Our business could be adversely affected by these factors or by other factors, such as adverse weather conditions and natural disasters, including hurricanes, tornadoes, droughts, floods and brushfires, which delay or prevent home building activities.

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

INTELLECTUAL PROPERTY
We own or have rights to use proprietary technology that we believe afford us a current competitive advantage. This technology is not, however, fully protected from infringement by competitors or from their introduction of non-infringing technologies. Previously we filed and intend to continue to file patent applications on various technologies in the United States and we believe that we have obtained two patents and have six patents pending. Nevertheless, we acknowledge that we may not be able to obtain additional patents, and our existing patents or any additional patents we obtain could subsequently be invalidated for any of a variety of reasons. Even with patented technology, existing United States laws afford only limited intellectual property protection. Furthermore, the enforcement and defense of patents can be extremely costly and divert management and other resources from productive activity. Therefore, we also rely on a combination of trade secrets, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. Even these steps, however, may not be adequate to deter misappropriation, and our proprietary position remains subject to the risk that our competitors will independently develop non-infringing technologies that are substantially equivalent or superior to our technologies. Even to the extent we obtain patent protection, we remain subject to the risk that third parties will assert infringement claims against us. Such claims could result in costly litigation or require us to redesign infringing products or obtain a license to use the intellectual property of third parties. Such licenses might not be available on reasonable terms or at all. Any infringement claims resolved against us could adversely affect their ability to continue in their business.

COMPETITION
Our competitors are rapidly changing. They currently include domestic and foreign manufacturers of competitive products and local and regional systems integrators who piece together and install products and services from disparate hardware, software and residential gateway providers. Other competitors are businesses that offer various aspects of home networking using a home's existing electrical wiring or wireless home networking for data connectivity. In the production and marketing of hardware for networking installations, our principal competitors include LeGrand, Leviton,, Honeywell and GE.

RESEARCH AND DEVELOPMENT
Our expenses related to research and development activities were approximately $278,000 in 2003 and $926,000 in 2004.

EMPLOYEES
As of May 14, 2007, we had approximately 36 full-time employees. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY
Our corporate headquarters are located in Campbell, California. The Campbell facility has approximately 3,200 square feet. Our sublease for the facility expires in 2008 and requires average monthly lease payments of approximately $6,400. We expect that we will need to seek additional corporate office space in or around Campbell during 2007. Based on the current market for office space in the area, we do not anticipate any difficulties in identifying and leasing sufficient space for our needs on appropriate terms in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
On September 28, 2005, we and our direct subsidiary Home Director Technologies, Inc. ("HDT") and our indirect subsidiary Digital Interiors, Inc. ("DI")(collectively, "the Companies") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code")in U.S. Bankruptcy Court for the Northern District of California, Oakland Division (the Bankruptcy Court") (Case No. 05-45812, 05-45814 and 05-45815, respectively). On June 26, 2006, the Companies filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization, dated June 26, 2006 and Second Amended Disclosure Statement, dated June 26, 2006 (the "Disclosure Statement"). The Bankruptcy Court approved the Disclosure Statement by that certain Order Approving Disclosure Statement, Fixing Time for Filing Acceptances or Rejections of Plan and Setting Hearing on Confirmation entered on June 27, 2006. Thereafter, on October 9, 2006, the Companies filed a Seconded Amended Joint Plan of Reorganization dated June 26, 2006 (As Modified)("Reorganization Plan"). On October 12, 2006, the Bankruptcy Court entered an Order Confirming Chapter 11 Plan. Pursuant to the provisions of Bankruptcy Code Section 1127(a), the Companies made material changes and modifications to the Reorganization Plan after Bankruptcy Court approval of the terms of the Disclosure Statement; in the event of a conflict between the terms and provisions of the Disclosure Statement and the Reorganization Plan, the terms of the Reorganization Plan prevail.

The following summarizes the classification and treatment of claims and interests as provided by the Reorganization Plan. This summary of the Reorganization Plan and Disclosure Statement does not purport to be complete and is qualified in its entirety by reference to the Reorganization Plan and the Disclosure Statement. The Reorganization Plan provides for different treatment for different classes of Claims and equity interests in accordance with the Bankruptcy Code. Under the Reorganization Plan, other than Administrative Claims and Tax Claims, which are unclassified, most Claims against or Interests in the Companies are impaired. Reference should be made to the Disclosure Statement and to the Reorganization Plan for a complete description of the classifications and treatment of Claims and Interests. On October 23, 2006 (the "Effective Date" of the Reorganization Plan), the currently outstanding shares of our common stock were cancelled without any distribution to be made to the holders of such shares. As of the Effective Date, our authorized common stock will consist of 40,000,000 shares New Common Stock, par value $0.01 per share. Pursuant to the Reorganization Plan, an aggregate of 7,250,000 shares of New Common Stock shall be issued and distributed as follows: approximately 6,500,000 shares of New Common Stock to HMDR Investors (or its assignees), which will represent approximately 90% of our New Common Stock, and approximately 750,000 shares of New Common Stock to Holders of Allowed Class 3 Claims, which shall represent approximately 10% of our New Common Stock.

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

We are subject to various legal proceedings and claims, which have arisen in the ordinary course of its business and have not been fully adjudicated. It is not possible at this time for us to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any such liability, to the extent not provided for through insurance or otherwise, would be material in relation to our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
Our Common Stock was quoted on the OTC Bulletin Board under the symbol "HMDR". In February 2007, we were delisted from the OTC Bulletin Board and, as of April 30, 2007, our common stock is not being traded in a public trading market. We anticipate receiving a new symbol and being traded on the pink sheets in the second or third quarter of 2007. The following approximate high and low bid information for the Common Stock is as reported by the OTC Bulletin Board. The prices stated represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions. As of April 30, 2007, there were approximately 165 holders of record of our Common Stock.

                                                    High       Low
                                                   -----      -----
2003
First quarter                                      $8.00      $2.85
Second quarter                                      3.00       1.50
Third quarter                                       2.10       0.75
Fourth quarter                                      1.50       0.85

2004
First quarter                                          *          *
Second quarter                                         *          *
Third quarter                                          *          *
Fourth quarter                                         *          *

     *    Information not readily available.

DIVIDENDS
We have not paid any cash dividends on our Common Stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. The holders of our Common Stock are entitled to dividends when and if declared by our board of directors from legally available funds.

EQUITY COMPENSATION PLANS
The following table contains information about the shares of Common Stock underlying options granted under our Stock Option Plan (the Plan) that were outstanding as of December 31, 2004. It does not include options granted after December 31, 2004.

                              Number of securities to       Weighted-average         Number of securities
                              be issued upon exercise       exercise price of       remaining available for
                              of outstanding options*      outstanding options       future issuance under
                                                                                      equity compensation
                                                                                       plans (excluding
                                                                                    securities reflected in
                                                                                        first column)*
                             ------------------------      -------------- ----      ------------------------
Equity compensation plans              2,242,047                   $1.96                    246,573
approved by stockholders

Equity compensation plans                    ---                     ---                        ---
not approved by
stockholders

           Total                       2,242,047                   $1.96                    246,573

* Pursuant to our Reorganization Plan, effective October 23, 2006, all of the options granted pursuant to Plan and included in the table above, have been cancelled.

UNREGISTERED SALES OF SECURITIES
In June and July 2004, we sold units consisting of 8,901,311 shares of Common Stock and warrants to purchase 8,901,311 shares of Common Stock, for aggregate consideration of $5,200,000. The units were sold to persons we reasonably believed were accredited investors, without public solicitation or advertising, the certificates issued therefore were endorsed with an appropriate restrictive legend, and the transaction was therefore exempt from registration pursuant to Rule 506 under the Securities Act. We paid Spencer Trask, our placement agent, cash compensation of approximately $657,000, including reimbursement for its non-accountable expenses. In addition, we issued Spencer Trask warrants to purchase 3,525,429 shares of Common Stock at an exercise price of $0.74 per share.

In December 2003 and January 2004, we sold units consisting of 3,470,679 shares of Common Stock and warrants to purchase 3,470,679 shares of Common Stock, for aggregate consideration of $3,226,315. The units were sold to persons we reasonably believed were accredited investors, without public solicitation or advertising, the certificates issued therefore were endorsed with an appropriate restrictive legend, and the transaction was therefore exempt from registration pursuant to Rule 506 under the Securities Act. We paid Spencer Trask, our placement agent, cash compensation of $370,000, including reimbursement for its non-accountable expenses. In addition, we issued Spencer Trask warrants to purchase 1,388,270 shares of Common Stock at exercise prices ranging from $1.068 to $1.298 per share.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW
Our revenues consist primarily of revenues from the sale of home networking products and services. Home networking hardware is sold primarily to distributors for use by integrators who install the hardware in homes throughout the United States and Canada. The Company also provides installation services, primarily to the new home construction market, in California, Florida, Colorado and Texas.

Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of December 31, 2004, all research and development costs had been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

General and administrative expenses consist primarily of expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

RECENT DEVELOPMENTS
On September 28, 2005, we and our direct subsidiary Home Director Technologies, Inc. ("HDT") and our indirect subsidiary Digital Interiors, Inc. ("DI")(collectively, "the Companies") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code")in U.S. Bankruptcy Court for the Northern District of California, Oakland Division (the Bankruptcy Court") (Case No. 05-45812, 05-45814 and 05-45815, respectively). On June 26, 2006, we filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization, dated June 26, 2006 and Second Amended Disclosure Statement, dated June 26, 2006 (the "Disclosure Statement"). The Bankruptcy Court approved the Disclosure Statement by that certain Order Approving Disclosure Statement, Fixing Time for Filing Acceptances or Rejections of Plan and Setting Hearing on Confirmation entered on June 27, 2006. Thereafter, on October 9, 2006, we filed a Seconded Amended Joint Plan of Reorganization dated June 26, 2006 (As Modified)("Reorganization Plan"). On October 12, 2006, the Bankruptcy Court entered an Order Confirming Chapter 11 Plan. Pursuant to the provisions of Bankruptcy Code Section 1127(a), we made material changes and modifications to the Reorganization Plan after Bankruptcy Court approval of the terms of the Disclosure Statement; in the event of a conflict between the terms and provisions of the Disclosure Statement and the Reorganization Plan, the terms of the Reorganization Plan prevail.

The following summarizes the classification and treatment of claims and interests as provided by the Reorganization Plan. This summary of the Reorganization Plan and Disclosure Statement does not purport to be complete and is qualified in its entirety by reference to the Reorganization Plan and the Disclosure Statement. The Reorganization Plan provides for different treatment for different classes of Claims and equity interests in accordance with the Bankruptcy Code. Under the Reorganization Plan, other than Administrative Claims and Tax Claims, which are unclassified, most Claims against or Interests in us are impaired. Reference should be made to the Disclosure Statement and to the Reorganization Plan for a complete description of the classifications and treatment of Claims and Interests. On October 23, 2006 (the "Effective Date" of the Reorganization Plan), the currently outstanding shares of our common stock were cancelled without any distribution to be made to the holders of such shares. As of the Effective Date, our authorized common stock will consist of 40,000,000 shares New Common Stock, par value $0.01 per share. Pursuant to the Reorganization Plan, an aggregate of 7,250,000 shares of New Common Stock shall be issued and distributed as follows: approximately 6,500,000 shares of New Common Stock to HMDR Investors (or its assignees), which will represent approximately 90% of our New Common Stock, and approximately 750,000 shares of New Common Stock to Holders of Allowed Class 3 Claims, which shall represent approximately 10% of our New Common Stock.

CRITICAL ACCOUNTING POLICIES

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

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Inventories
Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined by the weighted average costing method. The following table represents the major components of inventory at December 31, 2004 and 2003.

                                                        2004              2003
                                                     ----------       ----------
Finished goods                                       $1,270,416       $1,665,784
Components                                                   --               --
Less:  Allowance for obsolescence                       704,046          847,363
                                                     ----------       ----------
                                                     $  566,370       $  818,421
                                                     ==========       ==========

Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value because of their short maturities.

Credit Risk, Significant Customers and Concentrations
Financial instruments that potentially subject us to credit risk consist principally of accounts receivable and cash investments. Receivables are unsecured. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable and those amounts were $0 and $290,996 as of December 31, 2004 and 2003, respectively.

Cash and cash equivalents consist of cash deposits, money market funds and highly rated commercial paper held at banks. Deposits held at banks may at times exceed the amount of insurance provided. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Loss Per Share
In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The effect of options to purchase 2,242,047 and 477,128 shares of our common stock outstanding during 2004 and 2003, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive. The effect of warrants to purchase 22,331,475 and 5,769,883 shares of our common stock outstanding during 2004 and 2003, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive.

Revenue Recognition
Our revenues consist primarily of sales of home networking products and services. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We accrue for sales returns, rebate programs and warranty costs based on its experience.

Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives which generally range from two to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. We have adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires us to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The results of these tests in 2004 indicated impairment of the Company's recorded goodwill and customer lists primarily due to the sale of certain assets of our installation services subsidiary and cessation of all installation services activities in February 2005. We recorded Impairment of Intangible Assets of approximately $5.9 million in the year ended December 31, 2004 and there is no remaining goodwill or other intangible assets as of December 31, 2004.

Income Taxes
We account for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have not recorded any income tax expense or benefit as a result of its available net operating loss carryforwards, which are fully reserved by a valuation allowance. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. We have not completely evaluated whether we have undergone an ownership change pursuant to this act as a result of the Reorganization Plan but we believe that an ownership will likely be deemed to have occurred. If such ownership changes are found to exist, the net operating loss carryforwards could be significantly limited.

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

RESULTS OF OPERATIONS

In February 2005, we sold certain assets of our installation services subsidiary, Digital Interiors, and ceased all installation service activities. In April 2005, we reduced our operations related to the sale of home networking products and ultimately, as discussed above, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

Years Ended December 31, 2004 and 2003
Our revenues are derived from the sale of home networking products and services. Revenues were approximately $7.9 million in 2004, compared to approximately $9.3 million in 2003, a decrease of 15%. The reduction was primarily attributable to reduced hardware sales in 2004 (from $2.5 million in 2003 to $1.6 million in 2004). On the services side, there was a net decrease of approximately $500,000. The net decrease in services revenue was primarily due to a reversal of $1.6 million of revenues due to uncollectible accounts receivable and offset in part by increased gross revenues of approximately $1 million. Although we have limited ability to project future revenues from hardware sales since shipments are generally made in the same month orders are received, we expect our revenues to grow in 2007, after the confirmation of our Reorganization Plan.

Total costs and expenses were approximately $23.4 million in 2004, compared to approximately $14.1 million in 2003, an increase of 65%. The increase in 2004 was primarily attributable to charges for impairment of intangible assets recorded in the fourth quarter of 2004 ($5.9 million), and increases in general & administrative ($1.3 million), sales & marketing ($1.2 million) and cost of sales ($1.1 million) expenses - primarily due to number of personnel and related personnel costs. Factors leading to the impairment charges recorded in the fourth quarter included the sale of certain assets of our installation services subsidiary and cessation of all installation services activities in February 2005. Although our expenses will be significantly reduced in 2005, due to the reduction of our operations related to our Reorganization Plan, we believe that we may have increased future research & development, sales & marketing and general & administrative expenses, beginning in 2006, resulting primarily from hiring additional engineering personnel, sales and support personnel and executive personnel as we plan to improve and broaden our product offerings and "re-start" after the confirmation of our Reorganization Plan in October 2006. From time-to-time, we may incur additional professional fees and other costs in connection with possible future attempts to expand our product offerings.

Our net loss in 2004 was approximately $15,728,000, as compared to a net loss of approximately $4,986,000 in 2003. The increase was primarily attributable to:

     o the fact that we had no impairment of intangible assets in 2003 while we had a charge of $5.9 million from the impairment of intangible assets in 2004;
     o a net increase of $3.5 million of research & development, sales & marketing and general & administrative expenses in 2004 as compared to 2003 primarily due to increased number of personnel and personnel related costs;
     o a net decrease of $1.4 million of revenue in 2004 as compared to 2003 primarily due to reversal of certain revenues as described above.

Years Ended December 31, 2003 and 2002
Our revenues are derived from the sale of home networking products and services. Revenues were $9,251,000 in 2003, compared to $10,447,000 in 2002, a decrease of 11%. The reduction was primarily attributable to reduced hardware sales in 2003 (from $4.3 million in 2002 to $2.5 million in 2003, or a reduction of 42%), partially offset by increased services revenues. During 2003, unit sales of hardware decreased by 20% (from 13.7 million units to 10.9 million units) and average hardware selling prices decreased by 27% (from $317 to $230). Hardware sales accounted for 27% of revenues in 2003, as compared to 42% in 2002. The decline in hardware sales reflects several factors, including our strategic decisions to concentrate on cost reduction measures and the sale of hardware as well as price competition. Based upon increased price competition during 2003, we reduced our average hardware selling prices by 20% in the fourth quarter of 2003 as compared to the third quarter of 2003.

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

LIQUIDITY AND CAPITAL RESOURCES
Historically, our operations have never been self-sustaining, and we have financed our continuing operations through a series of private offerings of debt and equity and by obtaining advances under loan agreements. We cannot predict when, if ever, our business will produce sufficient cash to reduce or eliminate our dependence on external financing as our primary source of working capital. As discussed above, on September 28, 2005, we and our subsidiaries, HDT and DI filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The financial statements do not reflect the results of these proceedings.

Cash
As of December 31, 2004, we had cash, cash equivalents, investments and interest receivable totaling approximately $64,000. Net cash used in 2004 totaled approximately $2,000. Of that amount approximately $9.2 million was used to fund the cash operating loss and approximately $453,000 was used for purchases of property and equipment, offset in part by net proceeds from the issuance of Common Stock and warrants ($5.1 million), an increase in accounts payable ($3.2 million) and decreases in accounts receivable ($1.2 million) and inventories ($252,000.)

Net cash used in operating activities was approximately $4.7 million for 2004 and approximately $4.0 million for 2003. Net cash used for both periods in operating activities was primarily for funding of operating losses.

Net cash used in investing activities was approximately $453,000 for 2004 and approximately $98,000 for 2003. Cash was used in investing activities during 2004 and 2003 primarily to purchase property and equipment.

Net cash provided by financing activities was approximately $5.1 million for 2004 and approximately $1.6 million for 2003. Net cash provided by financing activities during 2004 and 2003 resulted primarily from the proceeds received from the sale of Common Stock and warrants.

Going Concern Considerations
As a result of our losses from operations and dependence upon financing operations through a series of private offerings of debt and equity our independent auditors have included an explanatory paragraph in their report on the accompanying financial statements indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The reports of our independent auditors contain an explanatory paragraph raising substantial doubt about our ability to continue as a going concern because of our operating losses and our dependence upon financing our operations through a series of private offerings of debt and equity securities. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY NEVER BE PROFITABLE.
We have incurred significant quarterly and annual operating losses in every fiscal period since our inception, and we may continue to incur quarterly and annual operating losses in the future. There is no assurance that we will ever be profitable. Our ability to achieve profitability will depend upon a number of factors, including, but not limited to, whether we:

     o have financing available for working capital, product development and sales and marketing efforts;
     o    develop new products for existing and new markets;
     o maintain sales prices, achieve higher sales volume and achieve manufacturing efficiencies in order to maintain or improve our gross margins;
     o    control our operating expenses;
     o    expand the distribution network for our products; and
     o    withstand competition in our marketplace.

OUR ACTIVITIES REQUIRE ADDITIONAL FINANCING, WHICH MAY NOT BE OBTAINABLE.
Our financial resources are limited and the amount of funding that we will require to develop, commercialize and manufacture our products, develop distribution channels and expand our business is highly uncertain. We may also need to raise additional capital to fund expansion of our business by way of strategic acquisitions. We plan to seek additional financing which may include the issuance of debt or equity securities and commercial borrowing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced and stockholders may experience further dilution if such securities have rights, preferences and privileges senior to those of existing stockholders. There can be no assurance that we will be able to obtain any such capital on acceptable terms, if at all. If we are unable to obtain necessary working capital, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products, respond to competitive pressures and may be compelled to cease operations.

ALTHOUGH WE HAVE SIGNED AN AGREEMENT FOR A PRIVATE PLACEMENT OF SECURITIES, THERE IS NO ASSURANCE THAT WE WILL OBTAIN ANY PROCEEDS
On February 15, 2007, we entered an agreement to engage Trenwith Securities, LLC as our exclusive investment banking agent to arrange and negotiate a $25 million private placement of securities to be issued by us and any of our subsidiaries. If we are unable to obtain necessary working capital, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products, respond to competitive pressures and may be compelled to cease operations.

OUR COMMON STOCK IS CURRENTLY NOT TRADED ON A PUBLIC MARKET, LIQUIDITY ON THE OTC BULLETIN BOARD IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET, IF AT ALL.
Although we have recently provided all requested materials so that a market maker can apply for a ticker symbol for us, there can be no assurance that we will receive such symbol so that we can be traded on the Pink Sheets. Historically, our Common Stock has been quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

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

OUR STOCK PRICE MAY BE PARTICULARLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR PURCHASERS OF OUR COMMON STOCK.
The historical, relative illiquidity of trading in our Common Stock makes it particularly susceptible to price volatility which could cause purchasers of our Common Stock to incur substantial losses. Among factors that could cause significant fluctuation in the market price of our Common Stock are the following:

     o    an increase in the volume of public resales of our Common Stock;
     o    changes in market valuations of similar companies;
     o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
     o    regulatory developments;
     o    additions or departures of key personnel; and
     o deviations in our results of operations from the estimates of securities analysts.

BLANK CHECK PREFERRED
Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of such stock without further shareholder approval. The rights of the holders of common stock could be subjected to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Issuance of additional shares of preferred stock could have the effect of delaying, deferring or preventing a change in control of us.

WE DEPEND HEAVILY ON OUR SENIOR MANAGEMENT WHO MAY BE DIFFICULT TO REPLACE.
We believe that our future success depends to a significant degree on the skills, experience and efforts of Michael Liddle, our Chief Executive Officer. Any executives would be difficult to replace. While they have incentives to remain with the Company, there is no assurance that any executive will not elect to terminate his services to us at any time.

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

OUR BUSINESS IS TIED TO THE NEW HOUSING MARKET, WHICH IS INHERENTLY CYCLICAL, SEASONAL AND SUBJECT TO CONTINUING UNCERTAINTIES.
Our business is directly related to the level of housing starts. The housing industry is cyclical, and our revenues will be affected by factors that affect the housing industry, both generally and in the limited areas where we operate. The home building market is also seasonal in many areas of the United States. As a result of all or any of these factors, our revenues and operating results may fluctuate from period to period.

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

THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID TECHNOLOGICAL AND OTHER CHANGES.
The market for home technology products is highly competitive and subject to rapid technological and other changes. Historically, price competition has adversely affected our revenues and margins. We expect competition to increase and to continue to exert downward pressure on our margins. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources and significantly greater name and brand recognition than we have. Many of them also have well-established relationships with current and potential distributors of our products. All or any of these factors may limit or prevent any further development of our business and our ability to achieve profitability. We believe that in order to remain competitive, we will need to respond to frequent and rapid changes in technology and industry standards affecting the market for our products. For a variety of reasons, including lack of financial, technological and proprietary resources, we may fail to recognize or be unable to respond to these changes in a timely or cost-effective manner. We may also encounter capabilities or technologies developed by others that render our products obsolete or not competitive.

OUR NETWORKING HARDWARE AND SOFTWARE PRODUCTS MAY, FROM TIME TO TIME, SUFFER FROM DESIGN OR MANUFACTURING DEFECTS WHICH COULD ADVERSELY AFFECT OUR REPUTATION AND BUSINESS.
Our networking and entertainment products are complex. Errors by us or our suppliers could result in software, design or manufacturing defects that could be difficult to detect and correct. Any such defects could adversely impact market interest in or demand for our products and our reputation, credibility and relationships with home builders, current and prospective distributors and consumers. Despite our efforts and testing, our products (including new products and enhancements) may be susceptible to flaws or performance degradation, which could result in:

     o    loss of or delay in revenue;
     o    loss of market share;
     o    failure to achieve market acceptance;
     o    adverse publicity;
     o    diversion of development resources;
     o    claims against us by customers; or
     o    injury to our reputation.

WE MAY BE EXPOSED TO SIGNIFICANT COSTS OF DEFENSE AND DAMAGES IN LITIGATION STEMMING FROM PRODUCT LIABILITY AND RELATED CLAIMS.
In spite of our best efforts, we may become subject to claims that give rise to litigation resulting from the installation of our products in a consumer's premises. While we carry insurance that we believe is adequate to cover our potential exposure in these matters, the possibility exists that we may become subject to claims in amounts or for reasons that are outside the scope of our insurance coverage. Litigation involving personal injury or loss of life could lead to awards of enormous sums, which could exceed our insurance coverage and force us to liquidate or seek bankruptcy protection.

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

WE HAVE PREVIOUSLY ISSUED A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS WHICH REMAIN OUTSTANDING. THE EXISTENCE OF SUCH OPTIONS AND WARRANTS MAY HAVE A DEPRESSING EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK AND IMPAIR OUR ABILITY TO RAISE ADDITIONAL CAPITAL, WHILE ANY EXERCISE OF SUCH OPTIONS AND WARRANTS WILL DILUTE THE INTERESTS OF THE HOLDERS OF OUTSTANDING COMMON STOCK.
As of December 31, 2006, there are outstanding options and warrants to purchase approximately 3,585,363 shares of Common Stock at exercise prices ranging from $0.54 to $1.00 per share, as compared to a total of only 10,266,667 shares of Common Stock outstanding as of that same date. Such options and warrants will likely be exercised, if at all, only at times when the exercise or strike price thereunder is lower than the market price of our Common Stock. The existence of these options and warrants may have a depressing effect on the market price of our Common Stock and may impair our ability to raise additional capital through sales of our Common Stock or adversely affect the terms of any such sales. The exercise of such options and warrants (including by cashless exercise, where permitted) may result in dilution of the relative interests of holders of our Common Stock in our stockholders equity and earnings, if any.

ITEM 7. FINANCIAL STATEMENTS
Our consolidated financial statements, the notes thereto and the report of the independent public accountants thereon are included in this report commencing at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On April 7, 2005, Mahoney Cohen & Company, CPA, P.C. ("Mahoney Cohen"), resigned as our independent registered public accounting firm. The audit reports issued by Mahoney Cohen on our consolidated financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that the report on our consolidated financial statements for the year ended December 31, 2003 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

In connection with its audits of our financial statements for the years ended December 31, 2003 and 2002 and during the interim period from January 1, 2004 through the date of Mahoney Cohen's resignation as our auditors, there were no disagreements between us and Mahoney Cohen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mahoney Cohen, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our consolidated financial statements and there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-B.

We provided Mahoney Cohen with a copy of the statements contained in our Form 8-K, dated January 25, 2007, and requested that Mahoney Cohen furnish us with a letter addressed to the Securities and Exchange Commission stating whether Mahoney Cohen agrees with such statements, and if not, stating in which respects it does not agree. A copy of Mahoney Cohen's letter, filed as exhibit 16.1 to Form 8-K, dated January 25, 2007, is incorporated by reference.

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

Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the CEO and CFO note that, during the fiscal year ended December 31, 2004, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded, as of December 31, 2004, that, subject to the limitations noted above, the Company's Disclosure Controls are effective to provide reasonable assurance that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO and CFO.
                                       19

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
In compliance with Section 16(a) of the Exchange Act, as of April 30, 2007, our executive officers, directors and key employees, their positions and age are as follows:

      Name                  Age                       Position
      ----                  ---                       --------
Michael D. Liddle            40          Chairman of the Board of Directors &
                                         Chief Executive Officer

A. Stone Douglass            59          Member, Board of Directors

Mark Stiving                 46          President

Daryl Stemm                  47          Chief Financial Officer, Principal
                                         Accounting Officer & Secretary

Brent Bilger                 49          Chief Marketing Officer

Michael D. Liddle - CEO of Home Director since 2004, Mr. Liddle is an industry veteran with more than 22 years of experience in all aspects of operations and finance. Prior to his current position, he ran a consulting practice for nearly 10 years advising early stage technology companies and venture capital firms. In that capacity, he wrote business plans, formed management teams, raised funds, acted as interim management and built strategic partnerships with major corporations. His clients covered a broad spectrum of technology and included ShareWave, one of the first companies to distribute content from the internet to a set-top box, and a pioneer in wireless technology (sold to Cirrus Logic) and Alantro Communication (sold to Texas Instruments) a founder of the WiFi standard. Mr. Liddle holds a Series 7 license as an investment banker and a B.A. in Economics from the University of California, San Diego. He has served as a director of numerous public and privately held companies.

A. Stone Douglass - Member, Board of Directors of Home Director since 2005, Mr. Douglass has also been a managing director of Compass Partners, LLC since August 1996. Compass is a New York-based firm that specializes in reorganizations and restructurings. Mr. Douglass has served as an officer and director of many of the portfolio companies of Compass, including Piper Aircraft Corporation, Aria Wireless Systems, Inc. and John Forsythe Company, and, most recently, Steakhouse Partners. He received a B.S. in business from Fairleigh Dickinson University.

Mark Stiving - President of Home Director since 2006, Mr. Stiving is responsible for the operations of the Company. He was President, CEO and a founder of Destiny Networks, Inc., a home control and handsfree automation company that was acquired by the Company in 2006. Prior to Destiny, he was a professor at the Ohio State University where he shared his customer focus by teaching Marketing Research and Pricing. Mr. Stiving's experience also includes 10 years of sales in the automatic test equipment industry. He earned a B.S.E.E. for the Ohio State University, an M.B.A. from Santa Clara University and a Ph.D. in Marketing from the University of California, Berkeley.

Daryl Stemm - Mr. Stemm has been with Home Director since 2001, serving in various accounting management positions. Prior to joining Home Director, he was Director of Finance of Digital Interiors, Director of Finance and Administration of Amazing Smart Card Technologies, and Chief Financial Officer and Controller of Catalyst Semiconductor, Inc., a nonvolatile memory semiconductor company. He received a B.A. in business economics from the University of California, Santa Barbara.

Brent Bilger - Chief Marketing Officer of Home Director since 2006, Mr. Bilger is responsible for the overall marketing strategy of the Company. He was Vice President of Marketing and a founder of Destiny Networks, Inc., which was acquired by the Company in 2006. Prior to Destiny, he was Vice President of Marketing at MMC Networks, where he was responsible for setting company's go-to-market strategy and was instrumental in creating the Network Processor industry. Before, MMC, Mr. Bilger spent more than 7 years at Cisco Systems where he was responsible for Cisco's product direction for telco's, cable companies and Internet service providers. While at Cisco, he was responsible for defining Cisco's core router product family. He was also a founding member of the Frame Relay Forum, the SMDS Interest Group and the ATM Forum. Mr. Bilger holds a B.A. and B.S. from Dartmouth College, a Bachelor of Engineering from the Thayer School at Dartmouth College and a Master of Engineering degree from Cornell University.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

For the periods indicated, the following table sets forth the compensation we and our subsidiaries paid to our chief executive officer, our two most highly compensated executive officers who were serving as executive officers at the end of 2004 and our two most highly compensated executive officers for whom disclosure would have been provided but for the fact that the individual was not serving as executive officer at the end of 2004.

                                             Annual Compensation  Long-Term Compensation
    Name and Principal Positions      Year       Salary ($)        Securities Underlying
                                                                        Options(3)
---------------------------------     -----  -------------------  ----------------------
Michael D. Liddle                     2004      250,608(2)                420,464
Chairman, Board of Directors and      2003               *                    ---
Chief Executive Officer               2002               *                    ---

David Hurley                          2004         161,665                175,194
Vice President, Marketing             2003               *                    ---
                                      2002               *                    ---

Song Huang                            2004         138,371                  1,000
Vice President, Product Marketing     2003               *                    ---
                                      2002               *                    ---

Mark Boggs(1)                         2004         257,833                 75,000
Vice President, Sales and General     2003               *                    ---
Manager, Digital Interiors            2002               *                    ---

Jerry Steckling(1)                    2004         186,149                329,732
Vice President, Advanced Technology   2003               *                    ---
and Chief Technology Officer          2002               *                    ---


* Information as to the annual compensation of Messrs. Huang and Boggs is not readily available for 2003 and 2002. Messrs. Liddle, Hurley & Steckling commenced employment with the Company in 2004.

(1)  Employment terminated prior to December 31, 2004.
(2) Includes a $50,000 cash bonus paid to Mr. Liddle in connection with performance objectives.
(3) All of these options either: (i) expired unexercised upon termination of employment, or (ii) were cancelled upon confirmation of the Reorganization Plan effective October 23, 2006.

Option Grants in 2004

       Name                    Number of        Percentage of    Option Exercise        Option
                              Securities        Total Options         Price        Expiration Date
                          Underlying Options      Granted to
                                Granted          Employees in
                                                     2004
--------------------      ------------------     ------------    ---------------   ----------------
Michael D. Liddle              420,464             21.2%             $1.30           10/23/2006
David Hurley                   175,194              8.8%             $1.30           10/23/2006
Song Huang                       1,000                 *             $0.74           5/12/2005
Mark Boggs                      75,000              3.8%             $0.74           12/31/2004
Jerry Steckling                329,732             16.6%        $0.74-1.30           1/30/2005

*Less than 1%.

Option Exercises in 2004 and Outstanding Equity Awards at December 31, 2004

       Name                 Number of        Number of      Option Exercise        Option
                            Securities        Securities          Price        Expiration Date
                            Underlying        Underlying
                           Unexercised       Unexercised
                             Options           Options
                           Exercisable      Unexercisable
------------------         -----------      -------------   ---------------    ----------------
Michael D. Liddle            140,155           280,309             $1.30         10/23/2006
David Hurley                     ---           175,194             $1.30         10/23/2006
Song Huang                       167               833             $0.74         5/12/2005
Song Huang                    11,250             3,750             $3.75         5/12/2005
Mark Boggs                    12,500            62,500             $0.74         12/31/2004
Jerry Steckling                  ---           210,232             $1.30         1/30/2005
Jerry Steckling              119,500               ---             $0.74         1/30/2005

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Michael D. Liddle, Chief Executive Officer (Employee). Mr. Liddle was employed by the Company as its chief executive officer under an employment agreement dated December 31, 2003, which expired, effective October 23, 2006, pursuant to the Reorganization Plan. Mr. Liddle is currently employed by the Company, in the capacity, under employment agreement dated October 23, 2006, which expires on December 31, 2009, subject to automatic renewal for successive one-year terms unless terminated by the Company or Mr. Liddle prior to renewal. The agreement provides for an annual base salary of $360,000, subject to increase in the discretion of the Board of Directors. Mr. Liddle's base salary is subject to review and adjustment, based upon merit, at the discretion of the Board of Directors on an annual basis. Mr. Liddle may be entitled to bonuses, of not less than 35% of annual base salary, based upon the attainment of profitability or strategic repositioning as defined in the employment agreement. In addition to the foregoing, the Company shall pay a bonus of $200,000 upon: (a) the listing of shares of the Company's Common Stock on a major stock exchange, including the American Exchange, NASDAQ, NYSE, or AIM or (b) the consummation of a merger, reorganization, consolidation, exchange, transfer of assets, or similar transaction in which the Company is not the surviving company ("Change of Control").

In connection with his employment, Mr. Liddle was granted options to purchase 545,455 shares of Common Stock at $0.54 per share (the fair value of the Common Stock as of the date of grant), vesting in 36 equal monthly installments commencing on November 23, 2006. Vesting accelerates upon any Change of Control.

In the event that Employee's employment shall be terminated by the Company without cause (pursuant to Section 4.1(c)) or by Employee for good reason ( to Section 4.1(f)) the Company shall pay Employee (a) all Base Salary earned but unpaid through the date of termination, in accordance with the Company's then existing payroll practices. Base Salary shall be paid with the payroll immediately after the termination of Employee's employment and (b) any Bonus earned on or prior to the date of termination, but not yet paid, which such Bonus shall be paid with the payroll immediately after the termination of Employee's employment and (c) Base Salary and existing benefits for a period covering the remaining term of the Agreement, or for one year, whichever is greater, from the date of termination. In addition, (i) the Company shall reimburse Employee for any expenses incurred through the date of such termination, (ii) the Company shall provide Employee with executive outplacement services reasonably acceptable to Employee, and (iii) with respect to a termination by the Company pursuant to Section 4.1(c) or a termination by Employee pursuant to Section 4.1(f), all stock options of the Company then issued to Employee (the "Options") shall become fully vested and exercisable as of the date of such termination and shall continue to be exercisable for a period of three (3) years after the date of such termination with respect to all shares of the Company's Common Stock subject to the Option.

In the event that Employee's employment shall be terminated by the Company for Cause (pursuant to Section 4.1(b)), Employee shall be entitled to no further compensation or other benefits under the employment agreement other than any Base Salary and Bonus earned by him up to and including the effective date of such termination, but not yet paid. In addition, the Company shall reimburse Employee for any expenses incurred through the date of such termination.

Upon expiration of the term of the employment agreement, Employee shall be entitled to no further compensation or other benefits under the employment agreement other than that portion of any unpaid Base Salary earned, but unpaid, through the end of such term and Bonus earned on or prior to the end of such term, but not yet paid. In addition, the Company shall reimburse Employee for any expenses incurred through the date of such termination.

In the Event that Employee's employment shall be terminated by the Employee without good reason (pursuant to Section 4.1 (d)), Employee shall be entitled to no further compensation or other benefits under the employment agreement other than that portion of any unpaid Base Salary earned, but unpaid, through the end of such termination and Bonus earned on or prior to the end of such termination, but not yet paid. In addition, the Company shall reimburse Employee for any expenses incurred through the date of such termination. Also, any Options that shall become fully vested through the end of such termination shall continue to be exercisable for a period of three (3) years after the date of such termination with respect to all shares of Common Stock subject to the Options.
                                       22

In the event that Employee's employment shall be terminated by the Company due to death or disability (pursuant to Section 4.1(a) or 4.1(e)), (i) the Company shall pay Employee all Base Salary and Bonus earned, but unpaid, through the date of termination, and shall reimburse Employee for any expenses incurred through the date of termination and (ii) the Options shall become fully vested and exercisable as of the date of such termination and shall continue to be exercisable for a period of three (3) years after the date of such termination with respect to all shares of Common Stock subject to the Options.

Upon termination of his employment, Mr. Liddle will be subject to a one year restriction on certain activities that compete with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held as of April 30, 2007, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our executive officers and directors named in Item 9, and (3) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner     Number of Shares        Percentage Beneficially
                                        Beneficially Owned                Owned
------------------------------------    ------------------       -----------------------
Destiny Networks, Inc.                       1,750,000                    12.5%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Novus Technologies, Inc.                     1,635,558                    11.7%
c/o Home Director, Inc.
PO Box 2506
Opelika, AL   36801

Michael D. Liddle(1)                         1,561,431                    11.0%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Daryl Stemm(2)                                 734,650                     5.2%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Brent Bilger(3)                                713,907                     5.0%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Mark Stiving(4)                                431,735                     3.0%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

A. Stone Douglass                              333,333                     2.4%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Executive officers and directors as
a group (5 persons)                          3,775,056                    25.1%


(1) Includes 261,212 shares of Common Stock issuable upon exercise of options held by Mr. Liddle that are exercisable within 60 days. Does not include 424,243 shares of Common Stock that are issuable upon exercise of options held by Mr. Liddle that are not exercisable within 60 days.
(2) Includes 225,808 shares of Common Stock issuable upon exercise of options held by Mr. Stemm that are exercisable within 60 days. Does not include 382,828 shares of Common Stock that are issuable upon exercise of options held by Mr. Stemm that are not exercisable within 60 days.
(3) Includes 240,607 shares of Common Stock issuable upon exercise of options held by Mr. Bilger that are exercisable within 60 days. Does not include 212,121 shares of Common Stock that are issuable upon exercise of options held by Mr. Liddle that are not exercisable within 60 days.
(4) Includes 308,435 shares of Common Stock issuable upon exercise of options held by Mr. Stiving and his spouse that are exercisable within 60 days. Does not include 449,520 shares of Common Stock that are issuable upon exercise of options held by Mr. Stiving and his spouse that are not exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information below sets forth transactions in the last two years between the Company and an officer, director, 5% stockholder or any of their immediate family members.

Related Party Payables
During February 2005, Daryl Stemm, the Company's chief financial officer made a series of loans to the Company in the aggregate principal amount of $159,833. In September 2005, these loans were converted to Bankruptcy Obligations.

Debtor in Possession Loans
In 2006, the spouse of Mark Stiving (the Company's president), Brent Bilger (the Company's chief marketing officer) and A. Stone Douglass (member of the Company's board of directors) purchased $200,000 aggregate units of Home Director Investors, LLC (the "DIP Lender"), as part of a Secured Super Priority Debtor in Possession Credit Agreement between the DIP Lender and the Company totaling approximately $2,894,000. In October 2006, pursuant to the Reorganization Plan, the entire $200,000 principal amount of the notes purchased by these officers and directors was automatically converted into units and subsequently 329,933 shares of the Company's common stock.

Acquisitions
On December 28, 2006, the Company acquired substantially all the assets and assumed certain liabilities of Destiny Networks, Inc. pursuant to the terms of an Asset Purchase Agreement, dated December 28, 2006, among Home Director, Destiny Networks and Brent Bilger, Executive Officer and Stockholder of Destiny Networks. For accounting purposes, the acquisition date is January 1, 2007.

The purchase price for the acquired Destiny Networks assets was (a) 1,750,000 shares of the Company's common stock issuable upon completion of the acquisition; (b) $5,000,000 payable upon the achievement of certain milestones on or before December 31, 2007; (c) 1,500,000 shares of the Company's common stock issuable upon the achievement of certain milestones on or before December 31, 2007; and (d) 250,000 shares of the Company's common stock issuable upon the one year anniversary of completion of the acquisition, subject to withholding in satisfaction of any indemnity obligations arising under the Asset Purchase Agreement. The consideration payable pursuant to the Asset Purchase Agreement was determined through arms-length negotiations between the parties.

The Company has agreed to assume certain liabilities of Destiny Networks, including, but not limited to, certain accounts payable and obligations under assumed contracts.

Mark Stiving, the President of the Company, is a director, executive officer and stockholder of Destiny Networks. Brent Bilger, the Chief Marketing Officer of the Company, is also a director, executive officer and stockholder of Destiny Networks.

On March 7, 2007, the Company's wholly-owned subsidiary, Home Director Acquisition Corporation, acquired substantially all the assets and assumed certain liabilities of Novus Technologies, Inc. pursuant to the terms of an Asset Purchase Agreement, dated February 28, 2007, among Home Director, Novus Technologies and Mike Springer, Executive Officer and Stockholder of Novus Technologies. For accounting purposes, the acquisition date is March 1, 2007.

The purchase price for the acquired Novus Technologies assets was (a) 1,260,558 shares of the Company's common stock issuable upon completion of the acquisition; (b) $628,883.85 convertible promissory note; and (c) 375,000 shares of the Company's common stock issuable to an Escrow Fund upon completion of the acquisition, subject to withholding in satisfaction of any indemnity obligations arising under the Asset Purchase Agreement. The consideration payable pursuant to the Asset Purchase Agreement was determined through arms-length negotiations between the parties.

The Company has agreed to assume certain liabilities of Novus Technologies, including, but not limited to, certain accounts payable and obligations under assumed contracts.

Mike Springer, the Vice President-Sales of the Company, is also a director, executive officer and stockholder of Novus Technologies.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1. Financial Statements--see the consolidated financial statements commencing at page F-1 of this report.
2.   Financial Statement Schedules. None
3.   The following exhibits are filed with this document:

2.1 Debtors' Second Amended Joint Plan of Reorganization, dated June 26, 2006 (as modified) *****
2.2       Second Amended Joint Disclosure Statement, dated June 26, 2006 *****
3.1       Certificate of Incorporation of Netword, Inc. ++
3.2 First Certificate of Amendment to the Certificate of Incorporation of Netword, Inc.***
3.3       Restated Certificate of Incorporation of Home Director, Inc.***
3.4       Bylaws of Home Director, Inc., as amended and restated on March 3,
          2004. +++++
3.5 Certificate of Merger merging Webspeak Acquisition Corp. with and into Home Director, Inc.***
4.1 Form of Warrant to purchase shares of Common Stock of Netword, Inc. issued to members of
4.31 Stock Option Plan of Home Director, Inc., as amended through October 1, 2002****
4.32      Form of Award Letter for Optionees. ++
4.36 Form of warrant to purchase shares of Common Stock of Home Director, Inc. issued to investors in December 2003 and January 2004. +++++
4.37 Form of warrants to purchase shares of Common Stock of Home Director, Inc. issued to Spencer Trask Ventures, Inc. in December 2003 and January 2004. +++++
9.1 Voting Agreement, dated as of April 30, 2002, among Netword, Inc., Spencer Trask Intellectual Capital Company LLC, Spencer Trask Ventures, Inc., Cisco Systems, Inc., Motorola, Inc., Donald Witmer, Robert Wise and Daryl Stemm.*
9.2 Stockholders Agreement, dated as of July 16, 2002, among Home Director, Inc., Netword, Inc., Spencer Trask Investment Partners, LLC, Spencer Trask Intellectual Capital Company LLC, Spencer Trask Ventures, Inc., Motorola, Inc., Cisco Systems, Inc., Donald Witmer, Daryl Stemm, Kent M. Klineman, Jordan Klineman, Justine Klineman, Michael Wise, Batya Wise, David Wise, Gidon Wise, Joseph S. Reiss, Gary and Lynn Gettenberg as joint tenants, The Lawrence Charitable Trust, Klondike Resources, Inc., the Jesurum Family Limited Partnership and Stilwell Holding LLC.*
9.3 Letter Agreement, dated as of April 30, 2002, among Netword, Inc., Spencer Trask Investment Partners, LLC, Spencer Trask Intellectual Capital Company, LLC, Spencer Trask Ventures, Inc., Donald B. Witmer, Robert Wise and Daryl Stemm.*
10.5 Sublease Agreement, dated July 23, 2002, among Adaptec, Inc., Home Director, Inc. and Shea Center Livermore, LLC.****
10.6 Lease Agreement, dated as of April 19, 2000, by and between Southport Business Park Limited Partnership and Home Director, Inc., as amended.****
10.7 Placement Agency Agreement, dated April 10, 2002, by and between Home Director, Inc. and Spencer Trask Ventures, Inc. ****
10.10 Placement Agency Agreement, dated as of November 10, 2003, by and between Spencer Trask Ventures, Inc. and Home Director, Inc. +++++
10.13     Form of Subscription Agreements to purchase shares of Common Stock and Warrants to purchase shares of Common Stock between Home Director, Inc. and the several purchasers of its equity units sold on December 9, 2003, December 19, 2003 and January 21, 2004. +++++
10.14 Form of Registration Rights Agreement between Home Director, Inc. and the several purchasers of its equity units sold on December 9, 2003, December 19, 2003 and January 21, 2004. +++++
10.15 Employment Agreement, dated as of December 31, 2003, by and between Home Director, Inc. and Michael Liddle. +++++
10.19 Employment Agreement, dated as of October 23, 2006, by and between Home Director, Inc. and Michael Liddle. (Filed herewith)
16.1 Letter of Mahoney Cohen & Company, P.C., to the Securities and Exchange Commission, dated January 25, 2007 ******
21        List of subsidiaries of Home Director, Inc.****
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2      Certification of the Chief Financial Officer and Secretary pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2 Certification of the Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

+      Exhibits that pre-date the merger on December 19, 2002 and refer to Home
Director, Inc. are references to Home Director Technologies, Inc., now a wholly-owned subsidiary of the registrant (See Exhibit 21), and exhibits that pre-date the merger and refer to Netword, Inc. are references to Home Director, Inc., the registrant.
++      Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Netword's registration statement on Form SB-1 (Reg. No. 333-86873) filed with the Securities and Exchange Commission on September 9, 1999.
* Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Netword's Registration Statement on Form S-4 (Reg. No. 333-86873), filed with the Securities and Exchange Commission on August 2, 2002.
**      Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Amendment No. 1 to Netword's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 28, 2002.

***      Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.
****      Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.
*****     Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2006.
******    Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007.
+++       Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 19, 2003.
++++      Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-QSB for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 17, 2003.
+++++     Incorporated by reference to the corresponding exhibit filed previously as an exhibit to Home Director's registration statement on Form SB-2, filed with the Securities and Exchange Commission on March 8, 2004. (b) None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Mahoney Cohen was our independent registered auditors for the year ended December 31, 2003 and, as noted in Item 8, resigned as our independent auditors on April 7, 2005. The following table presents fees for professional audit services by Mahoney Cohen for the audit of the Company's annual financial statements for the year ended December 31, 2003 and fees billed for other services rendered by Mahoney Cohen during that year(1). The Company's independent registered auditors for the year ended December 31, 2004 is Bedinger & Company ("Bedinger"). There were no audit or other services provided by Bedinger in the years noted in table as the audits and other services were not rendered until 2007.

            Description                             2004                2003
                                                 --------            --------
Audit fees                                       $ 52,500(2)         $100,000(2)
Audit related fees                                 22,475(3)           34,754(3)
Tax fees                                               --                  --
                                                 --------            --------
             Total fees                          $ 74,975            $134,754
                                                 ========            ========

(1) All amounts reported include out-of-pocket expenses incurred with their services.

(2) Audit services provided to the Company in 2003 included an annual audit for the fiscal year ended December 31, 2003 and review of the Company's condensed financial statements included in its quarterly reports. Audit services provided to the Company in 2004 included review of the Company's condensed financial statements included in its quarterly reports.

(3) Audit related services rendered to the Company in 2003 included review of the Company's financial statements in the Company's Confidential Private Placement Memorandum and Registration Statement on Form SB-2 and related due diligence.

SIGNATURES
In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME DIRECTOR, INC.
(Registrant)

By: /s/ Michael D. Liddle
--------------------------------
Michael D. Liddle
President, Chief Executive Officer
and Director
June 6, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael D. Liddle
-------------------------
Michael D. Liddle
President, Chief Executive Officer and Director (Principal Executive Officer) June 6, 2007

/s/ Daryl Stemm
-------------------------
Daryl Stemm
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
June 6, 2007

/s/ A. Stone Douglass
-------------------------
A. Stone Douglass
Director
June 6, 2007

                               HOME DIRECTOR, INC.
                          Index to Financial Statements
                                                                         Page
                                                                         ----
Independent Auditor's Reports                                             F-1
Consolidated Balance Sheets as of December 31, 2004 and 2003              F-3
Consolidated Statements of Operations for the Years
  Ended December 31, 2004 and 2003                                        F-4
Consolidated Statements of Changes in Shareholders'
  Equity for the Years Ended December 31, 2004 and 2003                   F-5
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2004 and 2003                                        F-6
Notes to Consolidated Financial Statements                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Home Director, Inc.

We have audited the accompanying consolidated balance sheet of Home Director, Inc. (Company), as of December 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We did not observe the physical inventory stated at $556,370 as of December 31, 2004, since that date was prior to our initial engagement as auditors for the Company, and the Company's records do not permit adequate retroactive tests of inventory quantities.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary in the related statements of operations, retained earnings, and cash flows had we been able to observe the physical inventory taken as of December 31, 2004, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Home Director Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bedinger & Company
----------------------
Bedinger & Company
Certified Public Accountants
Concord, California
May 15, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Home Director, Inc.

We have audited the accompanying consolidated balance sheet of Home Director, Inc. as of December 31, 2003 and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Director, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations, is in default of its line of credit, has been dependent upon financing its operations through a series of private offerings of debt and equity and the uncertainty about the adequacy of funding during 2004 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Mahoney Cohen & Company, CPA, P.C.
---------------------------------------
New York, New York
March 8, 2004

                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003

                                                        2004           2003
                                                   ------------    ------------
                                     ASSETS
Current assets:
Cash and cash equivalents                          $     63,748    $     65,733
Accounts receivable, net                                250,000       1,452,934
Inventory, net                                          566,370         818,421
Other current assets                                    102,159         195,128
                                                   ------------    ------------
         Total current assets                           982,277       2,532,216

Property and equipment, net                             469,474         280,463
Customer lists, net                                          --          87,075
Goodwill, net                                                --       5,825,652
                                                   ------------    ------------
                                                   $  1,451,751    $  8,725,406
                                                   ============    ============

                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses              $  4,924,058    $  1,770,922
Line of credit                                          439,894         300,000
Notes payable                                           125,000         125,000
Current portion of capital lease                             --         116,313
                                                   ------------    ------------
obligations
       Total current liabilities                      5,488,952       2,312,235
Other long-term liabilities                             266,271         404,052
                                                   ------------    ------------
           Total liabilities                          5,755,223       2,716,287
                                                   ------------    ------------
Commitments and contingencies (Note 12)
 Shareholders' equity:
Preferred stock, $0.01 par value,                            --              --
Authorized 2,000,000 as of December
31, 2004 and 2003, respectively;
Issued and outstanding - none
Common stock, $0.01 par value,                          160,357          61,631
Authorized 40,000,000 as of December 31, 2004
 and 2003, respectively; Issued and outstanding
 - 16,035,715 and 6,163,071, respectively
Additional paid in capital                           82,899,887      77,582,890
Accumulated deficit                                 (87,363,716)    (71,635,402)
                                                   ------------    ------------
 Total shareholders' equity (deficit)                (4,303,472)      6,009,119
                                                   ------------    ------------
                                                   $  1,451,751    $  8,725,406
                                                   ============    ============





                             See accompanying notes.

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2004 and 2003

                                                        2004           2003
                                                   ------------    ------------

Revenue                                            $  7,852,920    $  9,251,252
Costs and expenses:
Cost of sales                                         8,324,877       7,250,744
General and administrative                            4,472,172       3,194,168
Sales and marketing                                   3,521,508       2,366,904
Research and development                                925,640         277,631
Depreciation and amortization                           291,257         396,967
Provision for abandonment of facility                        --         683,966
Impairment of intangible assets                       5,884,993              --
                                                   ------------    ------------
Total costs and expenses                             23,420,447      14,170,380
                                                   ------------    ------------

Loss from operations                                (15,567,527)     (4,919,128)
Other income (expense):
Interest and other income                                   682           4,310
Interest and other expense                             (161,468)        (70,758)
                                                   ------------    ------------
Net other income (expense)                             (160,786)        (66,448)
                                                   ------------    ------------
Net loss                                           $(15,728,313)   $ (4,985,576)
                                                   ============    ============

Net loss per common share - basic and diluted:
Shares used in computing basic and                   16,035,715       3,875,811
                                                   ============    ============
diluted net loss per common share
Loss per share                                     $      (0.98)   $      (1.29)
                                                   ============    ============


                             See accompanying notes.
                                       F-4


                               HOME DIRECTOR, INC.
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                     Years Ended December 31, 2004 and 2003


                                                            Additional
                                    Common        Stock     Paid In       Accumulated    Shareholders'
                                    Shares        Amount    Capital       Deficit        Equity
                                   ----------   ---------   ------------  ------------   ------------

Balance at December 31, 2002        3,751,467   $  37,515   $ 75,699,296  $(66,649,826)  $  9,086,985

Reclassification of merger costs           --          --         39,784            --         39,784
Expenses related to convertible            --          --        (16,595)           --        (16,595)
notes
Issuance of common stock warrants          --          --        144,372            --        144,372
as consideration for services
Issuance of common stock in         2,411,604      24,116      1,716,033            --      1,740,149
connection with private
placement, net
Net loss                                   --          --             --    (4,985,576)    (4,985,576)
                                   ----------   ---------   ------------  ------------   ------------
Balance at December 31, 2003        6,163,071      61,631     77,582,890   (71,635,402)     6,009,119

Issuance of common stock in         9,872,644      98,726      5,316,997            --      5,415,723
connection with private
placement, net
Net loss                                   --          --             --   (15,728,313)   (15,728,313)
                                   ----------   ---------   ------------  ------------   ------------
Balance at December 31, 2004       16,035,715   $ 160,357   $ 82,899,887  $(87,363,716)  $ (4,303,472)
                                   ==========   =========   ============  ============   ============


                             See accompanying notes.
                                       F-5

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003

                                                        2004           2003
                                                   ------------    ------------
Cash flows from operating activities:
 Net loss                                          $(15,728,313)   $ (4,985,576)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                        291,257         396,967
   Provision for abandonment of facility                     --         683,996
   Non cash expense from warrant issuance               309,823         144,372
   Impairment of intangible assets                    5,884,993              --
Changes in operating assets and liabilities:
    Accounts receivable                               1,202,934        (226,455)
    Inventories                                         252,051         680,593
    Other current assets                                 92,970         (54,762)
    Accounts payable and accrued expenses             3,153,136        (650,741)
    Other long-term liabilities activities             (127,704)          9,251
                                                   ------------    ------------
      Net cash used in operating                     (4,668,853)     (4,002,355)
                                                   ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                (452,536)        (97,870)
                                                   ------------    ------------
    Net cash used in investing activities              (452,536)        (97,870)
                                                   ------------    ------------

Cash flows from financing activities:
   Net proceeds from bank borrowings                    139,894         300,000
   Net receipts (payments) of payables
to related parties                                           --        (291,793)
   Repayment of capital lease obligations, net         (126,390)       (123,017)
   Proceeds from (payment of)
convertible notes and issuance of                     5,105,900       1,723,554
common stock, net of issuance costs                          --              --

    Net cash provided by financing activities         5,119,404       1,608,744
                                                   ------------    ------------

Net increase (decrease) in cash and
 cash equivalents                                        (1,985)     (2,491,481)
Cash and cash equivalents at beginning
 of period                                               65,733       2,557,214
                                                   ------------    ------------

Cash and cash equivalents at end of period               63,748    $     65,733
                                                   ============    ============

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
  Interest                                         $     67,281    $     39,347
                                                   ============    ============
Non-cash investing and finance activities:
  Conversion of convertible notes to               $    784,402    $         --
                                                   ============    ============
common stock
  Capital lease obligations incurred               $     75,457    $     32,549
                                                   ============    ============
  Reclassification of merger costs                 $         --    $     39,784
                                                   ============    ============



                             See accompanying notes.
                                       F-6

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 1 - Organization and Description of Business

The Company, which is headquartered in Campbell, California, commenced operations on December 8, 1999, subsequent to acquiring the assets of and assuming certain liabilities of IBM Corporation's Home Director business unit. The Company operates in a single industry, the provision of infrastructure components for home networking, and is engaged in the design, sale and installation of home networking products and services for the new home construction market.

Bankruptcy Proceedings
As further described in Note 15, on September 28, 2005, the Company and its subsidiaries Home Director Technologies, Inc. ("HDT") and Digital Interiors, Inc. (collectively, "the Companies") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The financial statements do not reflect the results of these proceedings.

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

Inventories
Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined by the weighted average costing method. The following table represents the major components of inventory at December 31, 2004 and 2003.

                                                        2004              2003
                                                     ----------       ----------
Finished goods                                       $1,270,416       $1,665,784
Components                                                   --               --
Less:  Allowance for obsolescence                       704,046          847,363
                                                     ----------       ----------
                                                     $  566,370       $  818,421
                                                     ==========       ==========

Fair Value of Financial Instruments
Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value because of their short maturities.

Credit Risk, Significant Customers and Concentrations
Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash investments. Receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable and those amounts were $0 and $290,996 as of December 31, 2004 and 2003, respectively.

Cash and cash equivalents consist of cash deposits, money market funds and highly rated commercial paper held at banks. Deposits held at banks may at times exceed the amount of insurance provided. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2 - Summary of Significant Accounting Policies (Continued)

As of December 31, 2004, two customers accounted for 42% and 39% of the accounts receivable balance and annual revenue, respectively. As of December 31, 2003, three customers accounted for 38% and one customer accounted for 36% of the accounts receivable balance and annual revenue, respectively.

The Company is not currently dependent upon any single supplier and it believes that alternative supply sources would be readily available without material delay in the event of the interruption of supplies from any of its current sources.

Loss Per Share
In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The effect of options to purchase 2,242,047 and 477,128 shares of the company's common stock outstanding during 2004 and 2003, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive. The effect of warrants to purchase 22,331,475 and 5,769,883 shares of the Company's common stock outstanding during 2004 and 2003, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive.

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

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The results of these tests in 2004 indicated impairment of the Company's recorded goodwill and customer lists primarily due to the sale of certain assets of our installation services subsidiary and cessation of all installation services activities in February 2005. The Company recorded Impairment of Intangible Assets of approximately $5.9 million in the year ended December 31, 2004 and there is no remaining goodwill or other intangible assets as of December 31, 2004. The value of Customer Lists and Goodwill as of December 31, 2003, are net of accumulated amortization of $670,321 and $1,654,837, respectively.

Research and Development Costs
Research and development costs are charged to operations as incurred.

Advertising Costs
The Company expenses advertising costs as incurred. The amount of advertising expensed during the years ended December 31, 2004 and 2003 was $147,517 and $71,938, respectively.

Shipping and Handling Costs
The Company's policy is to classify shipping and handling costs as cost of sales and expense them as incurred.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS
152)". The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2 - Summary of Significant Accounting Policies (Continued)

that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004 the FASB issued two FASB Staff Positions--FSP FAS 109-1, Application of SFAS Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules. The Company has evaluated the impact of the adoption of SAB 107 and does not believe the impact will be significant to the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2 - Summary of Significant Accounting Policies (Continued)

change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by first quarter of fiscal 2007. The company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition and does not expect it to have a material impact.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to the accumulated other comprehensive income in shareholders' equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. The Company currently is evaluating the Statement to determine what impact, if any, it will have on the Company.


Note 3 - Property and Equipment At December 31, property and equipment consists of:
                                                        2004             2003
                                                     ----------       ----------
Computer equipment and software                      $  876,876       $  592,009
Furniture and fixtures                                  522,274          518,586
Office equipment                                         37,359           36,092
Vehicles                                                527,492          374,525
Leasehold improvements                                   54,531           44,784
                                                     ----------       ----------
                                                      2,018,533        1,565,996
Less:  Accumulated depreciation and
 amortization                                         1,549,058        1,285,533
                                                     ----------       ----------

                                                     $  469,474       $  280,463
                                                     ==========       ==========

The cost basis of assets acquired under capital leases at December 31, 2004 and 2003 was $-0- and $373,525, respectively. Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $291,257 and $396,967, respectively.

Note 4 - Accounts Payable and Accrued Expenses At December 31, accounts payable and accrued expenses consists of:

                                                        2004              2003
                                                     ----------       ----------
Wages and other related payables                     $1,889,575       $  482,849
Trade payables                                        3,034,483        1,288,073
                                                     ----------       ----------
                                                     $4,924,058       $1,770,922
                                                     ==========       ==========

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 5 - Income Taxes
The Company had no income tax expense for the years ended December 31, 2004 and 2003 due to net losses. At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $80,000,000. The federal net operating loss carryforwards expire beginning in the year 2020 and the state net operating loss carryforwards begin to expire in 2016. The deferred tax asset of $31,934,000 and $25,643,000 relating primarily to differences between book and tax treatment of net operating losses, was fully reserved as of December 31, 2004 and 2003. The Company has established a valuation allowance of $31,934,000 and $25,643,000 for the years ended December 31, 2004 and 2003 to reduce the deferred tax assets due to the uncertainty surrounding the realization of such assets. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Company has not evaluated whether it has undergone an ownership change pursuant to this act. If such ownership changes are found to exist, the net operating loss carryforwards as reported below could be significantly limited. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows at December 31:

                                                     2004               2003
                                                ------------       ------------
Deferred tax assets:
Net operating loss carryforwards                $ 31,934,000       $ 25,415,000
Other                                                     --            228,000
                                                ------------       ------------
Deferred tax assets                               31,934,000         25,643,000
Less:  Valuation allowance                       (31,934,000)       (25,643,000)
                                                ------------       ------------
Net deferred tax assets                         $         --       $         --
                                                ============       ============


Total tax expense for 2004 and 2003 differs from the amount computed by applying the federal statutory rate of 34% primarily due to the valuation allowance established against net operating loss carryforwards. The Company's effective tax rate was 0% for 2004 and 2003. The increase in allowance was $6,291,000 and $1,472,000 for 2004 and 2003, respectively.

Note 6 - Capital Stock
As of December 31, 2003, the Company has authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also has authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01. During 2004, the Company issued 9,872,644 common shares, fair values ranging from $0.59 to $1.04 per share, pursuant to a private placement. During 2003, the Company issued 2,411,604 common shares, fair values ranging from $1.07 to $1.18 per share, pursuant to a private placement. There were no preferred stock transactions in 2004 or 2003.

Note 7 - Stock-Based Compensation
The Company has reserved a total of 2,500,000 shares of common stock for issuance under its stock option plan (the "Plan"). The Plan permits the granting of incentive stock options and non-qualified stock options. The terms of stock option grants are determined by the Board of Directors. The Company's stock options generally vest over three years and have a maximum life of ten years. Separate from the Plan, the Company has granted stock options and warrants to consultants as compensation for their consulting services. Shares available for future issuance under the Plan total 246,573 at December 31, 2004.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 7 - Stock-Based Compensation (Continued)

The following summarizes the stock option activity for the years ended December 31, 2004 and 2003:
                                           Weighted-Average
                                               Options           Exercise
                                             Outstanding          Price
                                              ----------        ---------
Balance at December 31, 2002                     101,206        $   64.84
Granted (exercise price = fair                   542,100             3.72
value)
Exercised                                             --               --
Cancelled                                       (166,178)           (9.08)
                                              ----------        ---------
Balance at December 31, 2003                     477,128        $   14.82
Granted (exercise price = fair value           1,980,467             0.99
Exercised                                             --               --
Cancelled                                       (215,548)          (21.50)
Balance at December 31, 2004                   2,242,047        $    1.96
                                              ==========        =========

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

Selected information regarding stock options as of December 31, 2004 follows:

                                          Weighted-Average
Exercise Prices      Number of Options      Remaining Life    Number of Options
                             Remaining            in Years          Exercisable
---------------      -----------------    ----------------    -----------------
     $0.74                   1,097,500                9.42              316,583
      1.30                     875,967                9.04              140,155
      2.50                      12,500                8.29               12,500
      3.63                      11,024                7.25               10,565
      3.75                     234,600                8.21              210,367
     79.83                         196                6.58                  196
     80.00                       7,875                0.19                7,875
    163.28                          96                5.83                   96
    362.84                       2,289                6.06                2,289
                             ---------                                  -------
                             2,242,047                                  700,625
                             =========                                  =======


Note 8 - Common Stock Reserved for Future Issuance
At December 31, 2004, the Company had reserved a total of 24,860,095 of its authorized 40,000,000 shares of common stock for future issuance as follows:

Outstanding common stock warrants                                     22,331,475
Possible future issuance of common stock warrants                         40,000
Outstanding stock options                                              2,242,047
Possible future issuance under stock option plans                        246,573
                                                                      ----------
                                                                      24,860,095
                                                                      ==========

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 9 - Leases
The Company leases its office space and certain equipment under non-cancellable operating leases. Future minimum payments under the non-cancellable capital and operating leases at December 31, 2004 are as follows:

       Year Ending           Capital Leases       Operating Leases
       -----------           --------------       ----------------
           2005              $          --         $     257,326
           2006                         --               194,986
           2007                         --               200,493
           2008                         --                33,492
                                        --         -------------
  Total minimum payments     $          --         $     686,287
                             =============         =============

Rent expense charged to operations during the years ended December 31, 2004 and 2003 was $345,762 and $283,595, respectively.

Note 10 - Related Party Transactions
Related Party Payables
During February and March 2004, one of the Company's executive officers made a series of loans to the Company in the aggregate principal amount of $46,000. Commencing in July 2004, the Company began repaying the loans. As of December 31, 2004, these loans have been paid in full. These loans were payable on demand and had an interest rate of 10% per annum.

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

In connection with the private placement of common stock and warrants in December 2003 and January 2004 the Company incurred placement fees of approximately $420,000, paid to Spencer Trask. The placement fees were recorded as a reduction to amounts raised. In addition, Spencer Trask also received warrants to purchase 657,846 shares of the Company's common stock at a price of $1.068 per share, warrants to purchase 306,795 shares of the Company's common stock at a price of $1.178 per share and warrants to purchase 423,630 shares of the Company's common stock at a price of $1.298 per share. As a result of anti-dilution adjustments triggered by the private placement completed in July 2004, these warrants now represent the right to purchase 1,791,917 shares of common stock at exercise prices ranging from $0.86 to $0.96 per share.

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

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


Note 11 - Employee Benefit Plan
The Company has a 401(k) plan which covers substantially all employees. Employees may elect to contribute up to 15% of eligible compensation during any plan year subject to IRS limits. Matching contributions to the plan are made at the discretion of the Board of Directors. For the years ended December 31, 2004 and 2003, the Company has not made any matching contributions to the 401(k) plan.

Note 12 - Commitments and Contingencies
The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of its business and have not been fully adjudicated. It is not possible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any such liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position or results of operations.

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

                           Balance at  Provision     Payments     Balance at
                            12/31/03                               12/31/04
                           ----------  ---------    ----------    ----------
Facility Abandonment        $521,343   $      --    $(211,181)     310,162


Approximately $43,891 of the balance at December 31, 2004 is recorded as part of accounts payable and accrued expenses and $266,271 is recorded as other long-term liabilities.

Note 14 - Notes Payable
Notes payable consist of $125,000 remaining on a note payable to an individual that matured on August 24, 2001 and is currently in default. The note charged interest at 10% and accrued interest of $21,000 was recorded at December 31, 2002. No interest was accrued or paid during 2003 or 2004.

Note 15 - Liquidity
Historically, the Company's operations have never been self-sustaining, and it has financed its continuing operations through a series of private offerings of debt and equity and by obtaining advances under loan agreements. The Company cannot predict when, if ever, its business will produce sufficient cash to reduce or eliminate its dependence on external financing as its primary source of working capital. As a result of the recurring losses from operations, dependence upon financing operations through a series of private offerings of debt and equity and the uncertainty about the adequacy of funding, our independent auditors have included an explanatory paragraph in their report on the accompanying financial statements indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed further in Note 16, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


Note 16 - Subsequent Events
Bankruptcy Proceedings
On September 28, 2005, the Company and its subsidiaries Home Director Technologies, Inc. and Digital Interiors, Inc. (collectively, "the Companies") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in U.S. Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") (case no. 05-45812, 05-45814 and 05-45819, respectively). The Companies have continued to manage their properties and operate their business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

On June 26, 2006, the Companies filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization, dated June 26, 2006 and a Second Amended Disclosure Statement, dated June 26, 2006 (the "Disclosure Statement"). The Bankruptcy Court approved the Disclosure Statement by that certain Order Approving Disclosure Statement, Fixing Time for Filing Acceptances or Rejections of Plan and Setting Hearing on Confirmation entered on June 27, 2006. Thereafter, on October 9, 2006, the Companies filed a Second Amended Joint Plan of Reorganization dated June 26, 2006 (As Modified) ("Reorganization Plan"). On October 12, 2006, the Bankruptcy Court entered an Order Confirming Chapter 11 Plan. The effective date of the Reorganization Plan is October 23, 2006.

Private Placement
On February 15, 2007, the Company entered an agreement to engagement Trenwith Securities, LLC as the Company's exclusive investment banking agent to arrange and negotiate a $25 million private placement of securities to be issued by the Company and any of its subsidiaries.