Form 10KSB
period 2005-12-31
HOME DIRECTOR INC
filed 2007-06-12
CIK 715031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $851,777

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

                               HOME DIRECTOR, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                     PART I
Item 1.  Description of Business...............................................4
Item 2.  Description of Property...............................................8
Item 3.  Legal Proceedings.....................................................8
Item 4.  Submission of Matters to a Vote of Security Holders...................9

                                     PART II
Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters...................................................9
Item 6.  Management's Discussion and Analysis or Plan of Operation............10
Item 7.  Financial Statements.................................................19
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................19
Item 8A. Controls and Procedures..............................................19

                                    PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act....................20
Item 10. Executive Compensation...............................................21
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder
         Matters..............................................................23
Item 12. Certain Relationships and Related Transactions.......................23
Item 13. Exhibits.............................................................23
Item 14. Principal Accountant fees and services...............................26

Signatures....................................................................27
Consolidated Financial Statements............................................F-1

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

RESEARCH AND DEVELOPMENT
Our expenses related to research and development activities were approximately $926,000 in 2004 and $82,000 in 2005.

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

                                                  High           Low
2004                                             ------         -----
First quarter                                         *             *
Second quarter                                        *             *
Third quarter                                         *             *
Fourth quarter                                        *             *

2005
First quarter                                         *             *
Second quarter                                    0.030         0.005
Third quarter                                     0.006         0.003
Fourth quarter                                    0.001         0.006

     *    Information not readily available.

DIVIDENDS
We have not paid any cash dividends on our Common Stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. The holders of our Common Stock are entitled to dividends when and if declared by our board of directors from legally available funds.

EQUITY COMPENSATION PLANS
The following table contains information about the shares of Common Stock underlying options granted under our Stock Option Plan (the Plan) that were outstanding as of December 31, 2005. It does not include options granted after December 31, 2005.

                                                                                 Number of securities
                                                                                  remaining  available
                                      Number of securities   Weighted-average     for future issuance
                                         to be issued         exercise price    under equity compensation
                                       upon exercise of      of outstanding    plans (excluding securities
                                      outstanding options*       options        reflected in first column)*
                                      --------------------   ---------------   ----------------------------
Equity compensation plans approved           790,117              $1.46                 1,698,503
by stockholders

Equity compensation plans not                    ---                ---                       ---
approved by stockholders

               Total                         790,117              $1.46                 1,698,503

*Pursuant to our Reorganization Plan, effective October 23, 2006, all of the options granted pursuant to Plan and included in the table above, have been cancelled.

UNREGISTERED SALES OF SECURITIES

In June and July 2004, we sold units consisting of 8,901,311 shares of Common Stock and warrants to purchase 8,901,311 shares of Common Stock, for aggregate consideration of $5.2 million. The units were sold to persons we reasonably believed were accredited investors, without public solicitation or advertising, the certificates issued therefore were endorsed with an appropriate restrictive legend, and the transaction was therefore exempt from registration pursuant to Rule 506 under the Securities Act. We paid Spencer Trask, our placement agent, cash compensation of approximately $657,000, including reimbursement for its non-accountable expenses. In addition, we issued Spencer Trask warrants to purchase 3,525,429 shares of Common Stock at an exercise price of $0.74 per share.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW
Our revenues consist primarily of revenues from the sale of home networking products and services. Home networking hardware is sold primarily to distributors for use by integrators who install the hardware in homes throughout the United States and Canada. Also, thru February 2005 when we sold certain assets of our installation services subsidiary and ceased all installation services activities, we provided installation services, primarily to the new home construction market, in California, Florida, Colorado and Texas.

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

Inventories
Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined by the weighted average costing method. We provide an allowance for excess and obsolete inventory and inventory where the market value is lower than cost. The following table represents the major components of inventory at December 31, 2005 and 2004.

                                                        2005             2004
                                                     ----------       ----------
Finished goods                                       $       --       $1,270,416
Components                                                   --               --
Less:  Allowance for obsolescence                            --          704,046
                                                     ----------       ----------
                                                     $       --       $  566,370
                                                     ==========       ==========

Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value because of their short maturities.

Credit Risk, Significant Customers and Concentrations
Financial instruments that potentially subject us to credit risk consist principally of accounts receivable and cash investments. Receivables are unsecured. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable and those amounts were $0 and $0 as of December 31, 2005 and 2004, respectively.

Cash and cash equivalents consist of cash deposits, money market funds and highly rated commercial paper held at banks. Deposits held at banks may at times exceed the amount of insurance provided. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Loss Per Share
In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The effect of options to purchase 790,117 and 2,242,047 shares of our common stock outstanding during 2005 and 2004, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive. The effect of warrants to purchase 22,253,439 and 22,331,475 shares of our common stock outstanding during 2005 and 2004, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive.

Revenue Recognition
Our revenues consist primarily of sales of home networking products. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We accrue for sales returns, rebate programs and warranty costs based on its experience.

Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives which generally range from two to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. We have adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires us to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The Company recorded Impairment of Intangible Assets of approximately $5.9 million in the year ended December 31, 2004 and there is no remaining goodwill or other intangible assets as of December 31, 2005.

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

RESULTS OF OPERATIONS

In February 2005, we sold certain assets of our installation services subsidiary, Digital Interiors, and ceased all installation service activities. In April 2005, we reduced our operations related to the sale of home networking products and ultimately, as discussed below, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. We continued to operate to liquidate and collect assets, sell assets and maintain critical customer and vendor relationships.

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

Years Ended December 31, 2005 and 2004
Our revenues are derived from the sale of home networking products and services. Revenues were approximately $852,000 in 2005, compared to approximately $7.9 million in 2004, a decrease of 89%. The reduction was primarily attributable to reduced installation services sales in 2005 (from approximately $6.3 million in 2004 to approximately $685,000 in 2005) due to the sale of certain assets of our installation services subsidiary and cessation of all installation service activities in February 2005. Sales of home networking products also decreased in 2005 (from approximately $1.6 million in 2004 to approximately $167,000 in 2005) as we reduced our operations in April 2005, as noted above. Although we have limited ability to project future revenues from hardware sales since shipments are generally made in the same month orders are received, we expect our revenues to begin growing in 2007, after the confirmation of our Reorganization Plan.

Total costs and expenses were approximately $3.1 million in 2005, compared to approximately $23.4 million in 2004, a decrease of 87%. The decrease in 2004 was primarily attributable to the reduction in cost of sales (approximately $7.6 million) related to the sale of certain assets of our installation services subsidiary and cessation of our installation services and the non-recurring nature of the charges recorded for impairment of intangible assets (approximately $5.9 million) in 2004 that did not recur in 2005. All other expenses were also significantly decreased in 2005 as compared to 2004, primarily due to reduced number of personnel and personnel related expenses (we had six employees as of December 31, 2005 as compared to over 100 as of December 31, 2004): sales & marketing (decreased by approximately $3 million), general & administrative (decreased by approximately $2.7 million), research & development (decreased by approximately $843,000) and depreciation & amortization (decreased by approximately $291,000.) Although our expenses were significantly reduced in 2005, due to the reduction of our operations related to our Reorganization Plan, we believe that we may have increased future research & development, sales & marketing and general & administrative expenses, beginning in 2006, resulting primarily from hiring additional engineering personnel, sales and support personnel and executive personnel as we plan to improve and broaden our product offerings and "re-start" after the confirmation of our Reorganization Plan in October 2006. From time-to-time, we may incur additional professional fees and other costs in connection with possible future attempts to expand our product offerings.

In 2005, we recorded a loss on disposal of business unit (the sale of certain assets of our installation services subsidiary - Digital Interiors) of approximately $560,000 which represents the difference between the proceeds from the sale less the net book value of the assets (primarily inventory and vehicles) sold. There were no similar charges recorded in 2004.

Our net loss in 2005 was approximately $2.8 million, as compared to a net loss of approximately $15.7 million in 2004. The increase was primarily attributable to:

     o the fact that we had no impairment of intangible assets in 2005 while we had a charge of approximately $5.9 million from the impairment of intangible assets in 2004;
     o a net decrease of approximately $6.6 million of research & development, sales & marketing and general & administrative expenses in 2005 as compared to 2004 primarily due to decreased number of personnel and personnel related costs;
     o a net increase of approximately $606,000 of gross profit (the difference between revenues and cost of sales) in 2005 as compared to 2004 primarily due to reversal of certain revenues in 2004; and,

     o the fact that we had no loss on disposal of business unit in 2004 while we had a charge of approximately $560,000 in 2005.

Years Ended December 31, 2004 and 2003
Our revenues are derived from the sale of home networking products and services. Revenues were approximately $7.9 million in 2004, compared to approximately $9.3 million in 2003, a decrease of 15%. The reduction was primarily attributable to reduced hardware sales in 2004 (from approximately $2.5 million in 2003 to approximately $1.6 million in 2004). On the services side, there was a net decrease of approximately $500,000. The net decrease in services revenue was primarily due to a reversal of approximately $1.6 million of revenues due to uncollectible accounts receivable and offset in part by increased gross revenues of approximately $1 million. Although we have limited ability to project future revenues from hardware sales since shipments are generally made in the same month orders are received, we expect our revenues to begin growing in 2007, after the confirmation of our Reorganization Plan.

Total costs and expenses were approximately $23.4 million in 2004, compared to approximately $14.2 million in 2003, an increase of 65%. The increase in 2004 was primarily attributable to charges for impairment of intangible assets recorded in the fourth quarter of 2004 (approximately $5.9 million), and increases in general & administrative (approximately $1.3 million), sales & marketing (approximately $1.2 million) and cost of sales (approximately $1.1 million) expenses - primarily due to number of personnel and related personnel costs. Factors leading to the impairment charges recorded in the fourth quarter included the sale of certain assets of our installation services subsidiary and cessation of all installation services activities in February 2005. Although our expenses will be significantly reduced in 2005, due to the reduction of our operations related to our Reorganization Plan, we believe that we may have increased future research & development, sales & marketing and general & administrative expenses, beginning in 2006, resulting primarily from hiring additional engineering personnel, sales and support personnel and executive personnel as we plan to improve and broaden our product offerings and "re-start" after the confirmation of our Reorganization Plan in October 2006. From time-to-time, we may incur additional professional fees and other costs in connection with possible future attempts to expand our product offerings.

Our net loss in 2004 was approximately $15.7 million, as compared to a net loss of approximately $5.0 million in 2003. The increase was primarily attributable to:

     o the fact that we had no impairment of intangible assets in 2003 while we had a charge of approximately $5.9 million from the impairment of intangible assets in 2004;
     o a net increase of approximately $3.5 million of research & development, sales & marketing and general & administrative expenses in 2004 as compared to 2003 primarily due to increased number of personnel and personnel related costs;
     o a net decrease of approximately $1.4 million of revenue in 2004 as compared to 2003 primarily due to reversal of certain revenues as described above.

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

Cash
As of December 31, 2005, we had cash, cash equivalents, investments and interest receivable totaling approximately $9,000. Net cash used in 2005 totaled approximately $55,000. Of that amount approximately $1.6 million was used to fund the cash operating loss and approximately $440,000 was used to repay bank loans, offset in part by net proceeds from the Debtor in Possession (DIP) loans (approximately $517,000), increases in accounts payable and accrued expenses (approximately $213,000) and bankruptcy obligations (approximately $447,000) and decreases in inventories (approximately $566,000), accounts receivable (approximately $159,000) and other current assets (approximately $85,000.)

Net cash used in operating activities was approximately $123,000 for 2005 and approximately $4.7 million for 2004. Net cash used for both periods in operating activities was primarily for funding of operating losses.

Net cash used in investing activities was approximately $9,000 for 2005 and approximately $453,000 for 2004. Cash was used in investing activities during 2005 and 2004 primarily to purchase property and equipment.

Net cash provided by financing activities was approximately $77,000 for 2005 and approximately $5.1 million for 2004. Net cash provided by financing activities during 2005 resulted primarily from net proceeds from DIP loans offset in part by cash used to repay bank loans and during 2004 resulted primarily from the proceeds received from the sale of Common Stock and warrants.

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

Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the CEO and CFO note that, during the fiscal year ended December 31, 2005, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded, as of December 31, 2005, that, subject to the limitations noted above, the Company's Disclosure Controls are effective to provide reasonable assurance that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO and CFO.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

For the periods indicated, the following table sets forth the compensation we and our subsidiaries paid to our chief executive officer and our two most highly compensated executive officers who were serving as executive officers at the end of 2005.

                                             Annual    Compensation  Long-Term Compensation
Name and Principal Positions        Year    Salary ($)   Bonus ($)   Securities Underlying
                                                                            Options(2)
--------------------------------    ----    ---------   ----------   -----------------------
Michael D. Liddle                   2005     360,000    250,000(1)              ---
Chairman, Board of Directors and    2004     200,608        50,000          420,464
Chief Executive Officer             2003           *             *              ---

Daryl Stemm                         2005     180,000    261,000(1)              ---
Chief Financial Officer             2004     132,058           ---           75,000
and Secretary                       2003     100,848           ---           15,000

David Hurley                        2005     180,000     92,000(1)              ---
Vice President, Marketing           2004     161,665           ---          175,194
                                    2003           *             *              ---

*    Messrs. Liddle & Hurley commenced employment with the Company in 2004.
(1)  Bonuses earned in 2005 but not paid as of December 31, 2006.
(2) All of these options were cancelled upon confirmation of the Reorganization Plan effective October 23, 2006.

There were no options granted in 2005.

Option Exercises in 2005 and Outstanding Equity Awards at December 31, 2005

                             Number of Securities    Number of Securities
                                  Underlying              Underlying               Option          Option
                              Unexercised Options    Unexercised Options          Exercise        Exercise
Name                              Exercisable           Unexercisable               Price          Price
------------------           --------------------    --------------------        ---------       ----------
Michael D. Liddle                  280,309                 140,155                  $1.30        10/23/2006
David Hurley                       145,995                  29,199                  $1.30        10/23/2006
Daryl Stemm                         37,500                  37,500                  $0.74        10/23/2006
Daryl Stemm                          4,134                       0                  $3.63        10/23/2006
Daryl Stemm                         12,500                   2,500                  $3.75        10/23/2006
Daryl Stemm                            187                       0                $362.84        10/23/2006
Daryl Stemm                            138                       0                $362.84        10/23/2006

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

Name and Address of Beneficial Owner    Number of Shares          Percentage
                                       Beneficially Owned     Beneficially Owned
------------------------------------   ------------------     ------------------
Destiny Networks, Inc.                     1,750,000                 12.5%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Novus Technologies, Inc.                   1,635,558                 11.7%
c/o Home Director, Inc.
PO Box 2506
Opelika, AL   36801

Michael D. Liddle(1)                       1,561,431                 11.0%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Daryl Stemm(2)                               734,650                  5.2%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Brent Bilger(3)                              713,907                  5.0%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Mark Stiving(4)                              431,735                  3.0%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

A. Stone Douglass                            333,333                  2.4%
c/o Home Director, Inc.
1475 S. Bascom Avenue Suite 210
Campbell, CA   95008

Executive officers and directors
as a group (5 persons)                     3,775,056                 25.1%

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information below sets forth transactions in the last two years between the Company and an officer, director, 5% stockholder or any of their immediate family members.
                                       23

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

Acquisitions
On December 28, 2006, the Company acquired substantially all the assets and assumed certain liabilities of Destiny Networks, Inc. pursuant to the terms of an Asset Purchase Agreement, dated December 28, 2006, among Home Director, Destiny Networks and Brent Bilger, Executive Officer and Stockholder of Destiny Networks. For accounting purposes, the date of acquisition is January 1, 2007.

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

On March 7, 2007, the Company's wholly-owned subsidiary, Home Director Acquisition Corporation, acquired substantially all the assets and assumed certain liabilities of Novus Technologies, Inc. pursuant to the terms of an Asset Purchase Agreement, dated February 28, 2007, among Home Director, Novus Technologies and Mike Springer, Executive Officer and Stockholder of Novus Technologies. For accounting purposes, the date of acquisition is March 1, 2007.

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

3.3       Restated Certificate of Incorporation of Home Director, Inc.***
3.4       Bylaws of Home Director, Inc., as amended and restated on March 3,
          2004. +++++
3.5 Certificate of Merger merging Webspeak Acquisition Corp. with and into Home Director, Inc.***
4.1 Form of Warrant to purchase shares of Common Stock of Netword, Inc. issued to members of
4.31 Stock Option Plan of Home Director, Inc., as amended through October 1, 2002****
4.32      Form of Award Letter for Optionees. ++
4.36 Form of warrant to purchase shares of Common Stock of Home Director, Inc. issued to investors in December 2003 and January 2004. +++++
4.37 Form of warrants to purchase shares of Common Stock of Home Director, Inc. issued to Spencer Trask Ventures, Inc. in December 2003 and January 2004. +++++
9.1 Voting Agreement, dated as of April 30, 2002, among Netword, Inc., Spencer Trask Intellectual Capital Company LLC, Spencer Trask Ventures, Inc., Cisco Systems, Inc., Motorola, Inc., Donald Witmer, Robert Wise and Daryl Stemm.*
9.2 Stockholders Agreement, dated as of July 16, 2002, among Home Director, Inc., Netword, Inc., Spencer Trask Investment Partners, LLC, Spencer Trask Intellectual Capital Company LLC, Spencer Trask Ventures, Inc., Motorola, Inc., Cisco Systems, Inc., Donald Witmer, Daryl Stemm, Kent M. Klineman, Jordan Klineman, Justine Klineman, Michael Wise, Batya Wise, David Wise, Gidon Wise, Joseph S. Reiss, Gary and Lynn Gettenberg as joint tenants, The Lawrence Charitable Trust, Klondike Resources, Inc., the Jesurum Family Limited Partnership and Stilwell Holding LLC.*
9.3 Letter Agreement, dated as of April 30, 2002, among Netword, Inc., Spencer Trask Investment Partners, LLC, Spencer Trask Intellectual Capital Company, LLC, Spencer Trask Ventures, Inc., Donald B. Witmer, Robert Wise and Daryl Stemm.*
10.5 Sublease Agreement, dated July 23, 2002, among Adaptec, Inc., Home Director, Inc. and Shea Center Livermore, LLC.****
10.6 Lease Agreement, dated as of April 19, 2000, by and between Southport Business Park Limited Partnership and Home Director, Inc., as amended.****
10.7 Placement Agency Agreement, dated April 10, 2002, by and between Home Director, Inc. and Spencer Trask Ventures, Inc. ****
10.10 Placement Agency Agreement, dated as of November 10, 2003, by and between Spencer Trask Ventures, Inc. and Home Director, Inc. +++++
10.13     Form of Subscription Agreements to purchase shares of Common Stock and Warrants to purchase shares of Common Stock between Home Director, Inc. and the several purchasers of its equity units sold on December 9, 2003, December 19, 2003 and January 21, 2004. +++++
10.14 Form of Registration Rights Agreement between Home Director, Inc. and the several purchasers of its equity units sold on December 9, 2003, December 19, 2003 and January 21, 2004. +++++
10.15 Employment Agreement, dated as of December 31, 2003, by and between Home Director, Inc. and Michael Liddle. +++++
10.19 Employment Agreement, dated as of October 23, 2006, by and between Home Director, Inc. and Michael Liddle. *******
16.1 Letter of Mahoney Cohen & Company, P.C., to the Securities and Exchange Commission, dated January 25, 2007 ******
21        List of subsidiaries of Home Director, Inc.****
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2      Certification of the Chief Financial Officer and Secretary pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.2 Certification of the Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

+       Exhibits that pre-date the merger on December 19, 2002 and refer to Home
Director, Inc. are references to Home Director Technologies, Inc., now a wholly-owned subsidiary of the registrant (See Exhibit 21), and exhibits that pre-date the merger and refer to Netword, Inc. are references to Home Director, Inc., the registrant.
++      Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Netword's registration statement on Form SB-1 (Reg. No. 333-86873) filed with the Securities and Exchange Commission on September 9, 1999.
* Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Netword's Registration Statement on Form S-4 (Reg. No. 333-86873), filed with the Securities and Exchange Commission on August 2, 2002.
**      Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Amendment No. 1 to Netword's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 28, 2002.
***     Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.
****    Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.
*****   Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2006.

******   Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007.
******* Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on June 12, 2007.
+++      Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 19, 2003.
++++      Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Home Director's report on Form 10-QSB for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 17, 2003.
+++++     Incorporated by reference to the corresponding exhibit filed previously as an exhibit to Home Director's registration statement on Form SB-2, filed with the Securities and Exchange Commission on March 8, 2004.

(b)  None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Mahoney Cohen was our independent registered auditors for the year ended December 31, 2003 and, as noted in Item 8, resigned as our independent auditors on April 7, 2005. The Company's independent registered auditors for the years ended December 31, 2004 and 2005 is Bedinger & Company ("Bedinger"). There were no audit or other services provided by Bedinger in the years noted in table as the audits and other services were not rendered until 2007.

                  Description                            2005           2004
                                                        -----         -------
Audit fees                                              $  --         $52,500(2)
Audit related fees                                         --          22,475(3)
Tax fees                                                   --              --
                                                        -----         -------
                   Total fees                           $  --         $74,975
                                                        =====         =======

(1) All amounts reported include out-of-pocket expenses incurred with their services.
(2) Audit services provided to the Company in 2004 included review of the Company's condensed financial statements included in its quarterly reports by Mahoney Cohen.
(3) Audit related services rendered to the Company in 2004 included review of the Company's financial statements in the Company's Confidential Private Placement Memorandum and Registration Statement on Form SB-2 and related due diligence.

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

/s/ Daryl Stemm
-------------------------
Daryl Stemm
Chief Financial Officer and Secretary (Principal Financial Officer and Principa
 Accounting Officer)
June 6, 2007

/s/ A. Stone Douglass
-------------------------
A. Stone Douglass
Director
June 6, 2007

                               HOME DIRECTOR, INC.
                          Index to Financial Statements
                                                                         Page
                                                                         ----
Independent Auditor's Reports                                             F-1
Consolidated Balance Sheets as of December 31, 2005 and 2004              F-2
Consolidated Statements of Operations for the Years
  Ended December 31, 2005 and 2004                                        F-3
Consolidated Statements of Changes in Shareholders'
  Equity for the Years Ended December 31, 2005 and 2004                   F-4
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2005 and 2004                                        F-5
Notes to Consolidated Financial Statements                                F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Home Director, Inc.

We have audited the accompanying consolidated balance sheet of Home Director, Inc. (Company), as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not observe the physical inventory stated at $556,370 as of December 31, 2004, since that date was prior to our initial engagement as auditors for the Company, and the Company's records do not permit adequate retroactive tests of inventory quantities.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary in the related statements of operations, retained earnings, and cash flows had we been able to observe the physical inventory taken as of December 31, 2004, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Home Director Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Bedinger & Company
----------------------
Bedinger & Company
Certified Public Accountants
Concord, California
May 15, 2007


                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004

                                                                    2005            2004
                                                                ------------    ------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                       $      8,853    $     63,748
Accounts receivable                                                   90,813         250,000
Inventory, net                                                            --         566,370
Other current assets                                                  17,304         102,159
                                                                ------------    ------------
                Total current assets                                 116,970         982,277

Property and equipment, net                                            8,268         469,474
                                                                ------------    ------------
                                                                $    125,238    $  1,451,751
                                                                ============    ============

                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                           $    928,160    $  4,924,058
Debtor in possession loan                                            516,758              --
Line of credit                                                            --         439,894
Notes payable                                                             --         125,000
Bankruptcy obligations - short term                                5,762,205              --
                                                                ------------    ------------
             Total current liabilities                             7,207,123       5,488,952
Other long-term liabilities                                               --         266,271
                                                                ------------    ------------
                 Total liabilities                                 7,207,123       5,755,223
                                                                ------------    ------------
Commitments and contingencies (Note 12) Shareholders' equity:
Preferred stock, $0.01 par value, Authorized                              --              --
2,000,000 as of December 31, 2005 and 2004,
respectively;
Issued and outstanding - none
Common stock, $0.01 par value,  Authorized                           160,357         160,357
40,000,000 as of December 31, 2005 and 2004,
respectively;  Issued and outstanding - 16,035,715
and 16,035,715, respectively
Additional paid in capital                                        82,899,887      82,899,887
Accumulated deficit                                              (90,142,129)    (87,363,716)
                                                                ------------    ------------
        Total shareholders' equity (deficit)                      (7,081,885)     (4,303,472)
                                                                ------------    ------------
                                                                $    125,238    $  1,451,751
                                                                ============    ============


                             See accompanying notes.
                                       F-2



                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2005 and 2004

                                                          2005            2004
                                                      ------------    ------------
Revenue                                               $    851,777    $  7,852,920
Costs and expenses:
Cost of sales                                              717,828       8,324,877
General and administrative                               1,761,174       4,472,172
Sales and marketing                                        504,756       3,521,508
Research and development                                    82,377         925,640
Depreciation and amortization                                  337         291,257
Impairment of intangible assets                                 --       5,884,993
                                                      ------------    ------------
Total costs and expenses                                 3,066,472      23,420,447
                                                      ------------    ------------

Loss from operations                                    (2,214,695)    (15,567,527)
Other income (expense):
Interest and other income                                    1,923             682
Interest and other expense                                  (6,121)       (161,468)
                                                      ------------    ------------
Net other income (expense)                                  (4,198)       (160,786)
                                                      ------------    ------------
                                                        (2,218,893)    (15,728,313)

Loss on disposal of business unit                         (559,521)             --
                                                      ------------    ------------

Net loss                                              $ (2,778,414)   $(15,728,313)
                                                      ============    ============

Net loss per common share - basic and diluted:
Shares used in computing basic and diluted net loss     16,035,715      16,035,715
                                                      ============    ============
per common share
Loss per share                                        $      (0.17)   $      (0.98)
                                                      ============    ============



                             See accompanying notes.
                                       F-3


                               HOME DIRECTOR, INC.
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                     Years Ended December 31, 2005 and 2004


                                                 Common Stock           Additional
                                                                         Paid In      Accumulated     Shareholders'
                                            Shares         Amount        Capital        Deficit          Equity
                                         ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2003                6,163,071   $     61,631   $ 77,582,890   $(71,635,402)   $  6,009,119

Issuance of common stock in connection
 with private placement, net                9,872,644         98,726      5,316,997             --       5,415,723

Net loss                                           --             --             --    (15,728,313)    (15,728,313)
                                         ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2004               16,035,715        160,357     82,899,887    (87,363,716)     (4,303,472)

Net loss                                           --             --             --     (2,778,414)     (2,778,414)
                                         ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2005               16,035,715   $    160,357   $ 82,899,887   $(90,142,129)   $ (7,081,885)
                                         ============   ============   ============   ============    ============




                             See accompanying notes.
                                       F-4


                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2005 and 2004

                                                           2005             2004
                                                       ------------    ------------
Cash flows from operating activities:
  Net loss                                             $ (2,778,414)   $(15,728,313)
  Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization                               337         291,257
    Loss on disposal of assets                              469,475              --
    Non cash expense from warrant issuance                       --         309,823
    Impairment of intangible assets                              --       5,884,993
  Changes in operating assets and liabilities:
    Accounts receivable                                     159,186       1,202,934
    Inventories                                             566,370         252,051
    Other current assets                                     84,855          92,970
    Accounts payable and accrued expenses                   928,161       3,153,136
    Bankruptcy obligations, net of reductions in
accounts payable and accrued expenses, notes
payable and deferred liabilities - long term                446,876              --
                                                       ------------    ------------
    Other long-term liabilities                                  --        (127,704)
                                                       ------------    ------------
      Net cash used in operating activities                (123,154)     (4,668,853)
                                                       ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment                        (8,605)       (452,536)
                                                       ------------    ------------
      Net cash used in investing activities                  (8,605)       (452,536)
                                                       ------------    ------------
Cash flows from financing activities:
  Net proceeds from (payment of) bank borrowings           (439,894)        139,894
  Net proceeds from Debtor in Possession lendor             516,758              --
  Repayment of capital lease obligations, net                    --        (126,390)
  Proceeds from convertible notes and issuance of
common stock, net of issuance costs                              --       5,105,900
                                                       ------------    ------------
      Net cash provided by financing activities              76,864       5,119,404
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents        (54,895)         (1,985)
Cash and cash equivalents at beginning of period             63,748          65,733
                                                       ------------    ------------
Cash and cash equivalents at end of period             $      8,853    $     63,748
                                                       ============    ============


Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
  Interest                                             $      6,000    $     67,281
                                                       ============    ============
Non-cash investing and finance activities:
  Conversion of convertible notes to common stock      $         --    $    784,402
                                                       ============    ============
  Capital lease obligations incurred                   $         --    $     75,457
                                                       ============    ============



                             See accompanying notes.
                                       F-5

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Note 1 - Organization and Description of Business

The Company, which is headquartered in Campbell, California, commenced operations on December 8, 1999, subsequent to acquiring the assets of and assuming certain liabilities of IBM Corporation's Home Director business unit. The Company operates in a single industry, the provision of infrastructure components for home networking, and is engaged in the design, sale and manufacturing of home networking products for the new home construction market.

Bankruptcy Proceedings
As further described in Note 16, on September 28, 2005, the Company and its subsidiaries Home Director Technologies, Inc. and Digital Interiors, Inc. (collectively, "the Companies") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The financial statements do not reflect the results of these proceedings.

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

Inventories
Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined by the weighted average costing method. The Company provides an allowance for excess and obsolete inventory and inventory where the market value is lower than cost and those amounts were $0 and $704,046 as of December 31, 2005 and 2004, respectively.

                                                        2005              2004
                                                     ----------       ----------
Finished goods                                       $       --       $1,270,416
Components                                                   --               --
Less:  Allowance for obsolescence                            --          704,046
                                                     ----------       ----------
                                                     $       --       $  566,370
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

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents consist of cash deposits, money market funds and highly rated commercial paper held at banks. Deposits held at banks may at times exceed the amount of insurance provided. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

As of December 31, 2005, one customer accounted for 40% of the accounts receivable balance. As of December 31, 2004, two customers accounted for 42% and 39% of the accounts receivable balance and annual revenue, respectively.

The Company is not currently dependent upon any single supplier and it believes that alternative supply sources would be readily available without material delay in the event of the interruption of supplies from any of its current sources.

Loss Per Share
In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The effect of options to purchase 790,117 and 2,242,047 shares of the company's common stock outstanding during 2005 and 2004, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive. The effect of warrants to purchase 22,253,439 and 22,331,475 shares of the Company's common stock outstanding during 2005 and 2004, respectively, was not included in the computation of diluted net income per share because their effect would be antidilutive.

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

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The Company recorded Impairment of Intangible Assets of approximately $5.9 million during the year ended December 31, 2004 and there is no remaining goodwill or other intangible assets as of December 31, 2005.

Research and Development Costs
Research and development costs are charged to operations as incurred.

Advertising Costs
The Company expenses advertising costs as incurred. The amount of advertising expensed during the years ended December 31, 2005 and 2004 was $27,290 and $147,517, respectively.

Shipping and Handling Costs
The Company's policy is to classify shipping and handling costs as cost of sales and expense them as incurred.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a

                               HOME DIRECTOR, INC.
                   NOTES TO CONCSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133" and in February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of statement 133 to Beneficial Interests in Securitized Financial Assets. This
Statement:

a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The company is currently evaluating the effect that the adoption of SFAS 155 will have on its results of operations and financial condition and does not expect it to have a material impact.

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The company is currently evaluating the effect that the adoption of SFAS 156 will have on its results of operations and financial condition and does not expect it to have a material impact.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Note 2 -  Summary of Significant Accounting Policies (Continued)

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

Note 3 - Property and Equipment At December 31, property and equipment consists of:

                                                            2005         2004
                                                        ----------    ----------
Computer equipment and software                         $    1,522    $  876,876
Furniture and fixtures                                       7,083       522,274
Office equipment                                                --        37,359
Vehicles                                                        --       527,492
Leasehold improvements                                          --        54,531
                                                        ----------    ----------
                                                             8,605     2,018,533
Less:  Accumulated depreciation and amortization               337     1,549,058
                                                        ----------    ----------
                                                        $    8,268    $  469,474
                                                        ==========    ==========

The cost basis of assets acquired under capital leases at December 31, 2005 and 2004 was $-0- and $-0-, respectively. Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $337 and $291,257, respectively.

Note 4 - Accounts Payable and Accrued Expenses At December 31, accounts payable and accrued expenses consists of:

                                                        2005             2004
                                                     ----------       ----------
Wages and other related payables                     $  910,120       $1,889,575
Trade payables                                           18,040        3,034,483
                                                     ----------       ----------
                                                     $  928,160        4,924,058
                                                     ==========       ==========

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Note 5 - Income Taxes
The Company had no income tax expense for the years ended December 31, 2005 and 2004 due to net losses. At December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $83,000,000. The federal net operating loss carryforwards expire beginning in the year 2020 and the state net operating loss carryforwards begin to expire in 2016. The deferred tax asset of $33,200,000 and $31,934,000 relating primarily to differences between book and tax treatment of net operating losses, was fully reserved as of December 31, 2005 and 2004. The Company has established a valuation allowance of $33,200,000 and $31,934,000 for the years ended December 31, 2005 and 2004 to reduce the deferred tax assets due to the uncertainty surrounding the realization of such assets. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Company has not evaluated whether it has undergone an ownership change pursuant to this act. If such ownership changes are found to exist, the net operating loss carryforwards as reported below could be significantly limited. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's net deferred income taxes are as follows at December 31:
                                                     2005              2004
                                                ------------       ------------
Deferred tax assets:
Net operating loss carryforwards                $ 33,200,000       $ 31,934,000
Other                                                     --                 --
                                                ------------       ------------
Deferred tax assets                               33,200,000         31,934,000
Less:  Valuation allowance                       (33,200,000)       (31,934,000)
                                                ------------       ------------
Net deferred tax assets                         $         --       $         --
                                                ============       ============


Total tax expense for 2005 and 2004 differs from the amount computed by applying the federal statutory rate of 34% primarily due to the valuation allowance established against net operating loss carryforwards. The Company's effective tax rate was 0% for 2005 and 2004. The increase in allowance was $1,266,000 and $6,291,000 for 2005 and 2004, respectively.

Note 6 - Capital Stock
As of December 31, 2003, the Company has authorized 40,000,000 shares of common stock with a par value of $0.01. The Company also has authorized 2,000,000 shares of preferred stock, which are undesignated, with a par value of $0.01. There were no common stock issuances, cancellations or repurchases in 2005 and there were no preferred stock transactions in 2005 or 2004. During 2004, the Company issued 9,872,644 common shares, fair values ranging from $0.59 to $1.04 per share, pursuant to a private placement.

Note 7 - Stock-Based Compensation
The Company has reserved a total of 2,500,000 shares of common stock for issuance under its stock option plan (the "Plan"). The Plan permits the granting of incentive stock options and non-qualified stock options. The terms of stock option grants are determined by the Board of Directors. The Company's stock options generally vest over three years and have a maximum life of ten years. Separate from the Plan, the Company has granted stock options and warrants to consultants as compensation for their consulting services. Shares available for future issuance under the Plan total 1,698,503 at December 31, 2005.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Note 7 -  Stock-Based Compensation (Continued)

The following summarizes the stock option activity for the years ended December 31, 2005 and 2004:

                                            Weighted-Average
                                                 Options          Exercise
                                               Outstanding          Price
                                               ----------        ---------
Balance at December 31, 2003                      477,128        $   14.82
Granted (exercise price = fair value)           1,980,467             0.99
Exercised                                              --               --
Cancelled                                        (215,548)          (21.50)
                                               ----------        ---------
Balance at December 31, 2004                    2,242,047        $    1.96
Granted (exercise price = fair value                   --               --
Exercised                                              --               --
Cancelled                                       1,451,930            (2.23)
Balance at December 31, 2005                      790,117        $    1.46
                                               ==========        =========

Selected information regarding stock options as of December 31, 2005 follows:

                                      Weighted-Average
Exercise Prices           Number of     Remaining Life      Number of Options
                  Options Remaining           in Years            Exercisable
---------------   -----------------   ----------------     ------------------
     $0.74                  155,000               8.67                 77,500
      1.30                  595,658               8.29                426,304
      3.63                    4,134               6.33                  4,134
      3.75                   35,000               7.08                 29,167
     362.84                     325               6.06                    325
                            -------                                   -------
                            790,117                                   537,430
                            =======                                   =======


Note 8 - Common Stock Reserved for Future Issuance
At December 31, 2005, the Company had reserved a total of 24,782,059 of its authorized 40,000,000 shares of common stock for future issuance as follows:

Outstanding common stock warrants                                     22,253,439
Possible future issuance of common stock warrants                         40,000
Outstanding stock options                                                790,117
Possible future issuance under stock option plans                      1,698,503
                                                                      ----------
                                                                      24,782,059
                                                                      ==========


Note 9 - Leases
Future minimum payments under an operating lease at December 31, 2005 are as follows:

     Year Ending                                           Operating Leases
     -----------                                           ----------------
         2006                                              $         73,206
         2007                                                        75,402
         2008                                                        51,264
                                                           ----------------
Total minimum payments                                     $        199,872
                                                           ================

Rent expense charged to operations during the years ended December 31, 2005 and 2004 was $26,986 and $345,762, respectively. There were no capital leases during the periods reported herein.

Note 10 - Related Party Transactions
Related Party Payables
During February 2005, one of the Company's executive officers made a series of loans to the Company in the aggregate principal amount of $159,833. In September 2005, these loans were converted to Bankruptcy Obligations.

During February and March 2004, one of the Company's executive officers made a series of loans to the Company in the aggregate principal amount of $46,000. Commencing in July 2004, the Company began repaying the loans. As of December 31, 2004, these loans have been paid in full. These loans were payable on demand and had an interest rate of 10% per annum.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Note 10 - Related Party Transactions (Continued)

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

Note 11 - Employee Benefit Plan
The Company has a 401(k) plan which covers substantially all employees. Employees may elect to contribute up to 15% of eligible compensation during any plan year subject to IRS limits. Matching contributions to the plan are made at the discretion of the Board of Directors. For the years ended December 31, 2005 and 2004, the Company has not made any matching contributions to the 401(k) plan.

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

Note 13 - Provision for Abandonment of Facility
In June 2003, the Company exited its Durham, North Carolina warehouse facility and relocated the operations to its Livermore, California facility. The Company agreed to a settlement of $657,891 to be repaid over four years. As a result, the Company recorded a discounted provision of $590,000 related to the remaining lease commitment associated with the Durham facility. In December 2003, the Company determined that certain fixed assets located in North Carolina would not be used and wrote off $93,966. There were no severance costs associated with this abandonment.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Note 13 - Provision for Abandonment of Facility (continued)

                           Balance at                              Balance at
                             12/31/04    Provision     Payments      12/31/05
                           ----------    ---------     --------    ----------
Facility Abandonment       $  310,162    $(310,162)    $     --    $       --


The Provision for Abandonment of Facility has been reclassified as a Bankruptcy Obligation as of December 31, 2005.

Note 14 - Notes Payable
Notes payable consisted of $125,000 remaining on a note payable to an individual that matured on August 24, 2001 and has been reclassified as a Bankruptcy Obligation as of December 31, 2005. The note charged interest at 10%. No interest was accrued or paid during 2004 or 2005.

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

Note 16 - Subsequent Events
Bankruptcy Proceedings
On June 26, 2006, the Companies filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization, dated June 26, 2006 and a Second Amended Disclosure Statement, dated June 26, 2006 (the "Disclosure Statement"). The Bankruptcy Court approved the Disclosure Statement by that certain Order Approving Disclosure Statement, Fixing Time for Filing Acceptances or Rejections of Plan and Setting Hearing on Confirmation entered on June 27, 2006. Thereafter, on October 9, 2006, the Companies filed a Second Amended Joint Plan of Reorganization dated June 26, 2006 (As Modified) ("Reorganization Plan"). On October 12, 2006, the Bankruptcy Court entered an Order Confirming Chapter 11 Plan. The effective date of the Reorganization Plan is October 23, 2006.

Private Placement
On February 15, 2007, the Company entered an agreement to engagement Trenwith Securities, LLC as the Company's exclusive investment banking agent to arrange and negotiate a $25 million private placement of securities to be issued by the Company and any of its subsidiaries.