Form 10KSB
period 2006-12-31
HOME DIRECTOR INC
filed 2007-06-12
CIK 715031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2006

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $87,829

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement, which will be filed in accordance with Rule 14a-101 of the Exchange Act, are hereby incorporated by reference into Items 10 & 11 of Part III of this Form 10-KSB.

                               HOME DIRECTOR, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
                                     PART I
Item 1.  Description of Business..............................................4
Item 2.  Description of Property..............................................8
Item 3.  Legal Proceedings....................................................8
Item 4.  Submission of Matters to a Vote of Security Holders..................9

                                     PART II
Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters..................................................9
Item 6.  Selected Financial Data.............................................11
Item 7.  Management's Discussion and Analysis or Plan of Operation...........13
Item 8.  Financial Statements................................................22
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................22
Item 9A. Controls and Procedures.............................................22

                                    PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...................23
Item 11. Executive Compensation..............................................24
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................25
Item 13. Certain Relationships and Related Transactions......................25
Item 14. Exhibits............................................................26
Item 15. Principal Accountant fees and services..............................28

Signatures...................................................................29
Consolidated Financial Statements...........................................F-1

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of Home Director, based on information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond the ability of Home Director to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, Home Director claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Cautionary Statements" beginning on page 18. The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Acquisitions
On December 28, 2006, the Company acquired substantially all the assets and assumed certain liabilities of Destiny Networks, Inc. pursuant to the terms of an Asset Purchase Agreement, dated December 28, 2006, among Home Director, Destiny Networks and Brent Bilger, Executive Officer and Stockholder of Destiny Networks. For accounting purposes, the acquisition is determined to be January 1, 2007.

On March 7, 2007, the Company's wholly-owned subsidiary, Home Director Acquisition Corporation, acquired substantially all the assets and assumed certain liabilities of Novus Technologies, Inc. pursuant to the terms of an Asset Purchase Agreement, dated February 28, 2007, among Home Director, Novus Technologies and Mike Springer, Executive Officer and Stockholder of Novus Technologies. For accounting purposes, the acquisition is determined to be March 1, 2007.

Private Placement
On February 15, 2007, the Company entered into an agreement to engage Trenwith Securities, LLC as the Company's exclusive investment banking agent to arrange and negotiate a $25 million private placement of securities to be issued by the Company and any of its subsidiaries.

HISTORY
Netword was formed on February 18, 1999 as a Delaware corporation. Netword's operations never generated material revenues and it ceased all marketing activity in February 2002.
                                        4

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

MANUFACTURING
Our employees design the hardware and software components that are offered as options within our Network Connection Centers. We currently manufacture our Network Connection Centers and other products at our own facility in Opelika, Alabama (see discussion regarding acquisition of Novus Technologies above in RECENT DEVELOPMENTS.) Hardware components are manufactured to our specifications by several third party suppliers in the United States and abroad. We are not currently dependent upon any single supplier, and we believe that alternative manufacturing sources would be readily available without material delay in the event of the interruption of supplies from any of our current sources.

INTELLECTUAL PROPERTY
We own or have rights to use proprietary technology that we believe afford us a current competitive advantage. This technology is not, however, fully protected from infringement by competitors or from their introduction of non-infringing technologies. Previously we filed and intend to continue to file patent applications on various technologies in the United States and we believe that we have obtained six patents and have six patents pending. Nevertheless, we acknowledge that we may not be able to obtain additional patents, and our existing patents or any additional patents we obtain could subsequently be invalidated for any of a variety of reasons. Even with patented technology, existing United States laws afford only limited intellectual property protection. Furthermore, the enforcement and defense of patents can be extremely costly and divert management and other resources from productive activity. Therefore, we also rely on a combination of trade secrets, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. Even these steps, however, may not be adequate to deter misappropriation, and our proprietary position remains subject to the risk that our competitors will independently develop non-infringing technologies that are substantially equivalent or superior to our technologies. Even to the extent we obtain patent protection, we remain subject to the risk that third parties will assert infringement claims against us. Such claims could result in costly litigation or require us to redesign infringing products or obtain a license to use the intellectual property of third parties. Such licenses might not be available on reasonable terms or at all. Any infringement claims resolved against us could adversely affect their ability to continue in their business.

COMPETITION
Our competitors are rapidly changing. They currently include domestic and foreign manufacturers of competitive products and local and regional systems integrators who piece together and install products and services from disparate hardware, software and residential gateway providers. Other competitors are businesses that offer various aspects of home networking using a home's existing electrical wiring or wireless home networking for data connectivity. In the production and marketing of hardware for networking installations, our principal competitors include LeGrand, Leviton, Honeywell and GE.

RESEARCH AND DEVELOPMENT
Our expenses related to research and development activities were approximately $584,000 in 2006 and $82,000 in 2005.

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

Upon our acquisition of Novus Technologies in March 2007, we assumed a lease for a manufacturing facility in Opelika, Alabama. Our lease for that facility expires in 2012 and requires average monthly lease payments of $10,000. We anticipate that this facility will fulfill our requirements for the foreseeable future and we will not need to seek additional manufacturing space at least through calendar year 2007.

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

As of April 30, 2007, there were approximately 165 holders of record of our Common Stock.

                                                  High             Low
                                                  ----             ---
2005
First quarter                                         *                *
Second quarter                                   $0.030           $0.005
Third quarter                                     0.006            0.003
Fourth quarter                                    0.006            0.001

2006
First quarter                                     0.008            0.001
Second quarter                                    0.003            0.001
Third quarter                                     0.010            0.001
Fourth quarter                                    0.019            0.006

*Information not readily available.

DIVIDENDS
We have not paid any cash dividends on our Common Stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. The holders of our Common Stock are entitled to dividends when and if declared by our board of directors from legally available funds.

EQUITY COMPENSATION PLANS
The following table contains information about the shares of Common Stock underlying options granted under our Stock Option Plan (the Plan) that were outstanding as of December 31, 2006. It does not include options granted after December 31, 2006.

                                                                                 Number of securities
                                                                                  remaining  available
                                      Number of securities   Weighted-average     for future issuance
                                         to be issued         exercise price    under equity compensation
                                       upon exercise of      of outstanding    plans (excluding securities
                                      outstanding options*       options        reflected in first column)*
                                      --------------------   ---------------   ----------------------------
Equity compensation plans approved          3,460,363             $0.54                   --
by stockholders

Equity compensation plans not                    --                 --                    --
approved by stockholders

               Total                        3,460,363             $0.54                   --

*We have reserved a total of 2,500,000 shares of common stock for issuance under our Plan. Effective October 24, 2006, we entered into an agreement with certain of our officers under which the officers agreed not to exercise options to purchase an aggregate of 960,363 shares of common stock until such time, if ever, as we amend our certificate of incorporation to increase the shares of common stock reserved for the Plan to a number that is sufficient to permit exercise of all of the outstanding options to acquire shares of our commons stock.

UNREGISTERED SALES OF SECURITIES
During the past three years, we have issued options to purchase shares of our Common Stock from time to time under our Amended and Restated Stock Option Plan. The exercise prices of such options are equal to the fair market value of our Common Stock on the respective grant dates. The stock option grants were exempt from registration pursuant to Section 4(2) of the Securities Act, since they were made to a small number of informed persons who were provided with all information relevant to their investment decisions. In addition, pursuant to the merger, we assumed all outstanding options under HDT's Stock Incentive Plan (subject to necessary adjustments to reflect the exchange ratio under the merger agreement), which were granted by HDT without registration pursuant to the exemption from registration available under Rule 701 under the Securities Act. We plan to register under the Securities Act the offering of Common Stock pursuant to all options granted or which may be granted under our Amended and Restated Stock Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA

Due to adoption of fresh start accounting, as of October 31, 2006, and the requirements of SOP 90-7, the financial results for November 1, 2006 to December 31, 2006 have been separately presented under the heading "Reorganized Company."

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             OF HOME DIRECTOR, INC.

                                                 Reorganized     Predecessor     Predecessor
                                                   Company         Company         Company
                                                 November 1 -    January 1 -     January 1 -
                                                 December 31,    October 31,     December 31,
                                                 ------------    ------------    ------------
                                                     2006           2006             2005
                                                     ----           ----             ----
Statement of operations:
Revenue                                          $     40,400    $     47,429    $    851,777
Costs and expenses:
Cost of sales                                         111,687          40,171         717,828
General and administrative                          1,877,446       1,216,094       1,761,174
Sales and marketing                                   344,392         429,352         504,756
Research and development                              490,629          92,884          82,377
Depreciation and amortization                             742           1,899             337
                                                 ------------    ------------    ------------
Total costs and expenses                            2,824,896       1,780,400       3,066,472
                                                 ------------    ------------    ------------

Loss from operations                               (2,784,495)     (1,732,971)     (2,214,695)
Other income (expense):
Interest and other income                             (91,098)        127,847           1,923
Interest and other expense                            (27,724)        (88,720)         (6,121)
                                                 ------------    ------------    ------------
Net other income (expense)                           (118,822)         39,127          (4,198)
                                                 ------------    ------------    ------------
                                                   (2,903,318)     (1,693,843)     (2,218,893)

Loss on disposal of business unit                          --              --        (559,521)
                                                 ------------    ------------    ------------

Net loss                                         $ (2,903,318)   $ (1,693,843)   $ (2,778,414)
                                                 ============    ============    ============

Net loss per common share - basic and diluted:
Shares used in computing basic and diluted
net loss per common share                          10,266,667 *    16,035,715      16,035,715
                                                 ============    ============    ============

Loss per share                                   $      (0.28)   $      (0.11)   $      (0.17)
                                                 ============    ============    ============

* The certificates for these shares of common stock are not issued as of December 31, 2006 (see Note 2)

                                              Reorganized     Predecessor
                                                Company         Company
                                              December 31,    December 31,
                                                 2006            2005
                                             -------------    ------------
Balance sheet data:
Cash and cash equivalents                    $     2,822      $     8,853
Accounts receivable                               27,629           90,814
Inventory                                         55,331               --
Other current assets                             326,841           17,304
Total current assets                             412,623          116,971
Property and equipment, net                       14,095            8,268
Total assets                                     426,718          125,238
Accounts payable and accrued expenses          1,540,585          928,160
Debtor in possession loan                             --          516,758
Bankruptcy obligations - short term              643,570        5,762,205
Convertible notes payable                        250,000               --
Total current liabilities                      2,434,155        7,207,123
Bankruptcy obligations - long term             1,716,968               --
Total liabilities                              4,151,123        7,207,123
Total shareholders' equity (deficit)          (3,724,405)      (7,081,885)


                                                  Reorganized     Predecessor     Predecessor
                                                    Company         Company         Company
                                                  November 1 -    January 1 -     January 1 -
                                                  December 31,    October 31,     December 31,
                                                  ------------    ------------    ------------
                                                      2006           2006             2005
                                                      ----           ----             ----
Other financial data:
Cash flows from operating activities:
Net loss                                          $(2,903,318)   $(1,693,843)   $(2,778,414)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization                             742          1,898            337
Loss on disposal of assets                                 --             --        469,475
Expense from issuance of stock to employees and
 service providers                                  1,629,000             --             --
Expense from grant of stock options                    33,429             --             --
Changes in operating assets and liabilities:
Accounts receivable                                   (25,680)        88,864        159,186
Inventories                                           (53,564)        (1,767)       566,370
Other current assets                                 (192,091)      (117,446)        84,855
Accounts payable and accrued expenses                 593,920         18,505        928,161
Bankruptcy obligations (short and long term),
 net of reductions in accounts payable and
 accrued expenses, notes payable and deferred
 liabilities - long term (2005)                        (3,311)            --        446,876
                                                  -----------    -----------    -----------

Net cash used in operating activities                (920,873)    (1,703,789)      (123,154)
                                                  -----------    -----------    -----------
Net cash used in investing activities                  (3,899)        (4,568)        (8,605)
                                                  -----------    -----------    -----------
Net cash provided by financing activities             250,000      2,377,098         76,864
                                                  -----------    -----------    -----------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW
Our revenues consist primarily of revenues from the sale of home networking products. Home networking hardware is sold primarily to distributors for use by integrators who install the hardware in homes throughout the United States and Canada. Also, thru February 2005, when we sold certain assets of our installation services subsidiary and ceased all installation services activities, we provided installation services, primarily to the new home construction market, in California, Florida, Colorado and Texas.

Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of December 31, 2006, all research and development costs had been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

General and administrative expenses consist primarily of expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

RECENT DEVELOPMENTS
On September 28, 2005, we and our direct subsidiary Home Director Technologies, Inc.
("HDT") and our indirect subsidiary Digital Interiors, Inc. ("DI")(collectively, "the Companies") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code")in U.S. Bankruptcy Court for the Northern District of California, Oakland Division (the Bankruptcy Court") (Case No. 05-45812, 05-45814 and 05-45815, respectively). On June 26,
2006, we filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization, dated June 26, 2006 and Second Amended Disclosure Statement, dated June 26, 2006 (the "Disclosure Statement"). The Bankruptcy Court approved the Disclosure Statement by that certain Order Approving Disclosure Statement, Fixing Time for Filing Acceptances or Rejections of Plan and Setting Hearing on Confirmation entered on June 27, 2006. Thereafter, on October 9, 2006, we filed a Seconded Amended Joint Plan of Reorganization dated June 26, 2006 (As Modified) ("Reorganization Plan"). On October 12, 2006, the Bankruptcy Court entered an Order Confirming Chapter 11 Plan. Pursuant to the provisions of Bankruptcy Code Section 1127(a), we made material changes and modifications to the Reorganization Plan after Bankruptcy Court approval of the terms of the Disclosure Statement; in the event of a conflict between the terms and provisions of the Disclosure Statement and the Reorganization Plan, the terms of the Reorganization Plan prevail.

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

Inventories
Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined by the weighted average costing method. We provide an allowance for excess and obsolete inventory and inventory where the market value is lower than cost. The following table represents the major components of inventory at December 31, 2006.

                                                         2006
                                                       -------
Finished goods                                         $    --
Components                                              55,331
Less:  Allowance for obsolescence                           --
                                                       -------
                                                       $55,331
                                                       =======

Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value because of their short maturities.

Credit Risk, Significant Customers and Concentrations
Financial instruments that potentially subject us to credit risk consist principally of accounts receivable and cash investments. Receivables are unsecured. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. There were no such allowances recorded as of December 31, 2006.

Cash and cash equivalents consist of cash deposits, money market funds and highly rated commercial paper held at banks. Deposits held at banks may at times exceed the amount of insurance provided. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Loss Per Share
In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Although we had no issued or outstanding common stock as of December 31, 2006, we had 10,266,667 common shares issuable as of that date and we included those shares issuable as of December 31, 2006 in the basic and diluted net per common share calculations. The effect of options to purchase 3,460,363 shares of our common stock outstanding during 2006, was not included in the computation of diluted net income per share because their effect would be antidilutive. The effect of warrants to purchase 125,000 shares of our common stock outstanding during 2006, was not included in the computation of diluted net income per share because their effect would be antidilutive.

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

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. We have adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires us to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. There is no remaining goodwill or other intangible assets as of December 31, 2006.

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

Accounting for Stock-Based Compensation
In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as the first interim or annual reporting period that begins after June 15, 2005. See Note 9 of our financial statements for expenses related to options granted in the year ended December 31, 2006.

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

In 2006, we increased our research & development activities and developed a new family of Network Connection Centers and other home networking products with broader functionality and lower cost of production than our previous products.

Years Ended December 31, 2006 and 2005
The following comparisons, as well as those for 2005 as compared to 2004, are based on financial information presented in Item 6 "Selected Financial Data." As a consequence of the Reorganization occurring as of October 31, 2006, the financial results for the twelve (12) months ended December 31, 2006 have been separately presented under the heading "Predecessor Company" for the period of January 1, 2006 to October 31, 2006 and "Reorganized Company" for the period of November 1, 2006 to December 31, 2006. For discussion purposes below, the periods January 1, 2006 to October 31, 2006 and November 1, 2006 to December 31, 2006 have been added together to compare to the twelve (12) months ended December 31, 2005.

Our revenues are derived primarily from the sale of home networking products. Revenues were approximately $88,000 in 2006, compared to approximately $852,000 in 2005, a decrease of 90%. The reduction was primarily attributable to reduced installation services sales in 2006 (from approximately $685,000 in 2005 to none in 2006) due to the sale of certain assets of our installation services subsidiary and cessation of all installation service activities in February 2005. Sales of home networking products also decreased in 2006 (from approximately $167,000 in 2005 to approximately $88,000 in 2006) as we reduced our operations in April 2005, as noted above. Although we have limited ability to project future revenues from hardware sales, since shipments are generally made in the same month orders are received, we expect our revenues to grow in 2007, both organically and as a result of the acquisition of Novus Technologies completed in March 2007.

Total costs and expenses were approximately $4.6 million in 2006 as compared to approximately $3.1 million in 2005, an increase of 33%. Our expenses significantly increased in 2006 as compared to 2005, primarily due to increased number of personnel, personnel related expenses (we had 35 employees as of December 31, 2006 as compared to six as of December 31, 2005) and R&D consulting expenses: general & administrative (increased by approximately $1.3 million), research & development (increased by approximately $501,000) and sales & marketing (increased by approximately $269,000), offset in part by a reduction in cost of sales (approximately $566,000) related to the sale of certain assets of our installation services subsidiary and cessation of our installation services activities. We believe that increased research & development, sales & marketing and general & administrative expenses, which began in 2006, resulting primarily from hiring additional engineering personnel, sales and support personnel and executive personnel are required to improve and broaden our product offerings and sell them to our customers. From time-to-time, we may also incur additional professional fees and other costs in connection with possible future attempts to expand our product offerings and increase our revenues through organic growth and acquisitions. In addition, we expect our general & administrative expenses to increase as a result of the corporate governance, outside audits and other activities that are related, generally, to being a publicly-traded company.

In 2005, we recorded a loss on disposal of business unit (the sale of certain assets of our installation services subsidiary - Digital Interiors) of approximately $560,000 which represents the difference between the proceeds from the sale less the net book value of the assets (primarily inventory and vehicles) sold. There were no similar charges recorded in 2006.

Our net loss in 2006 was approximately $4.6 million, as compared to a net loss of approximately $2.8 million in 2005. The increased net loss was primarily attributable to:

     o a net increase of approximately $2.1 million of research & development, sales & marketing and general & administrative expenses in 2006 as compared to 2005 primarily due to increased number of personnel, personnel related costs and consulting fees;
     o a net decrease of approximately $198,000 of gross profit (the difference between revenues and cost of sales) in 2006 as compared to 2005 primarily due to reduced revenues in 2006; and,
     o the fact that we had no loss on disposal of business unit in 2006 while we had a charge of approximately $560,000 in 2005.

Years Ended December 31, 2005 and 2004
Our revenues are derived from the sale of home networking products and services. Revenues were approximately $852,000 in 2005, compared to approximately $7.9 million in 2004, a decrease of 89%. The reduction was primarily attributable to reduced installation services sales in 2005 (from approximately $6.3 million in 2004 to approximately $685,000 in 2005) due to the sale of certain assets of our installation services subsidiary and cessation of all installation service activities in February 2005. Sales of home networking products also decreased in 2005 (from approximately $1.6 million in 2004 to approximately $167,000 in 2005) as we reduced our operations in April 2005, as noted above. Although we have limited ability to project future revenues from hardware sales since shipments are generally made in the same month orders are received, our revenues began to grow in 2007, after the confirmation of our Reorganization Plan.

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

Our net loss in 2005 was approximately $2.8 million, as compared to a net loss of approximately $15.7 million in 2004. The decrease in loss was primarily attributable to:

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

Cash
As of December 31, 2006, we had cash, cash equivalents, investments and interest receivable totaling approximately $3,000. Net cash used in 2006 totaled approximately $6,000. Of that amount approximately $2.9 million was used to fund the cash operating loss, offset in part by net proceeds from the Debtor in Possession (DIP) loans (approximately $2.4 million) and proceeds from convertible notes ($250,000.)

Net cash used in operating activities was approximately $2.6 million for 2006 and approximately $123,000 for 2005. Net cash used for both periods in operating activities was primarily for funding of operating losses.

Net cash used in investing activities was approximately $8,000 for 2006 and approximately $9,000 for 2005. Cash was used in investing activities during 2006 and 2005 primarily to purchase property and equipment.

Net cash provided by financing activities was approximately $2.6 million for 2006 and approximately $77,000 for 2005. Net cash provided by financing activities during 2006 resulted primarily from net proceeds from DIP loans and the proceeds from the issuance of convertible notes and net cash provided by financing activities during 2005 resulted primarily from net proceeds from DIP loans offset in part by cash used to repay bank loans.

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

ALTHOUGH WE HAVE SIGNED AN AGREEMENT FOR A PRIVATE PLACEMENT OF SECURITIES, THERE IS NO ASSURANCE THAT WE WILL OBTAIN ANY PROCEEDS
On February 15, 2007, we entered an agreement to engage Trenwith Securities, LLC as our exclusive placement of securities to be issued by us and any of our subsidiaries. If we are unable to obtain necessary working capital, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products, respond to competitive pressures and may be compelled to cease operations.investment banking agent to arrange and negotiate a $25 million private

OUR COMMON STOCK IS CURRENTLY NOT TRADED ON A PUBLIC MARKET, LIQUIDITY ON THE OTC BULLETIN BOARD IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET, IF AT ALL.
Although we have recently provided all requested materials so that a market maker can apply for a ticker symbol for us, there can be no assurance that we will receive such symbol so that we can be traded on the Pink Sheets. Historically, our Common Stock has been quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

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

ITEM 8. FINANCIAL STATEMENTS
Our consolidated financial statements, the notes thereto and the report of the independent public accountants thereon are included in this report commencing at page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On April 7, 2005, Mahoney Cohen & Company, CPA, P.C. ("Mahoney Cohen"), resigned as our independent registered public accounting firm. The audit reports issued by Mahoney Cohen on our consolidated financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that the report on our consolidated financial statements for the year ended December 31, 2003 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES.
CEO and CFO Certifications. Attached as exhibits to this annual report are the certifications of the CEO and the CFO required by Rules 13a-15 and 15d-15 the Securities Exchange Act of 1934 (the "Certifications"). This section of the annual report contains the information concerning the evaluation of Disclosure controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2006, our independent registered public accounting firm informed us that we had significant deficiency constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, which had been identified in connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2006.

The significant deficiency in internal control identified consisted of inadequate segregation of duties affecting initiating, recording and processing financial data.

Based on the evaluation, which disclosed a deficiency in the segregation of financial duties, our CEO and CFO (who is the principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

We have taken, and will continue to take, steps to address the specific problems identified by the auditors including, but not limited to, emphasizing enhancement of the segregation of duties based on the limited resources we have, and, where practical, we will continue to assess the cost versus benefit of adding additional resources that would mitigate the situation. Our CEO and CFO will monitor our accounting policies to assure proper accounting on an ongoing basis.

Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the CEO and CFO note that, during the fiscal year ended December 31, 2006, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded, as of December 31, 2006, that, subject to the limitations noted above, the Company's Disclosure Controls are effective to provide reasonable assurance that material information relating to Home Director and its consolidated subsidiaries is made known to management, including the CEO and CFO.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
In compliance with Section 16(a) of the Exchange Act, as of April 30, 2007, our executive officers, directors and key employees, their positions and age are as follows:


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

Michael D. Liddle - CEO of Home Director since 2004, Mr. Liddle is an industry veteran with more than 22 years of experience in all aspects of operations and finance. Prior to his current position, he ran a consulting practice for nearly 10 years advising early stage technology companies and venture capital firms. In that capacity, he wrote business plans, formed management teams, raised funds, acted as interim management and built strategic partnerships with major corporations. His clients covered a broad 20spectrum of technology and included ShareWave, one of the first companies to distribute content from the internet to a set-top box, and a pioneer in wireless technology (sold to Cirrus Logic) and Alantro Communication (sold to Texas Instruments) a founder of the WiFi standard. Mr. Liddle holds a Series 7 license as an investment banker and a B.A. in Economics from the University of California, San Diego. He has served as a director of numerous public and privately held companies.

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

Mark Stiving - President of Home Director since 2006, Mr. Stiving is responsible for the operations of the Company. He was President, CEO and a founder of Destiny Networks, Inc., a home control and handsfree automation company that was acquired by the Company in 2006. Prior to Destiny, he was a professor at the Ohio State University where he shared his customer focus by teaching Marketing Research and Pricing. Mr. Stiving's experience also includes 10 years of sales in the automatic test equipment industry. He earned a B.S.E.E. from the Ohio State University, an M.B.A. from Santa Clara University and a Ph.D. in Marketing from the University of California, Berkeley.

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

Other information with respect to directors, executive officers, promoters and control persons; compliance with Section 16(a) of the Exchange Act and the other information under this item is incorporated herein by reference to the proxy statement for our 2004 annual meeting of stockholders.


ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the proxy statement for our 2007 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held as of April 30, 2007, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our executive officers and directors named in Item 9, and (3) all of our executive officers and directors as a group.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information below sets forth transactions in the last two years between the Company and an officer, director, 5% stockholder or any of their immediate family members.

Related Party Payables
During February 2005, Daryl Stemm, the Company's chief financial officer made a series of loans to the Company in the aggregate principal amount of $159,833. In September 2005, these loans were converted to Bankruptcy Obligations.

We issued 600,000 common shares, fair value of $0.54 per share, as consideration for consulting and other services rendered to the Company. 250,000 of the shares were issued to A. Stone Douglass, as his sole compensation for services provided to us in his capacity as Chief Restructuring Officer and Director of the Company. 350,000 of the shares were issued to Brent Bilger (our Chief Marketing Officer), as assignee of Destiny Networks, Inc., as consideration for R&D consulting services provided to us.

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


ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

(b)  None.






ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company's independent registered auditors for the years ended December 31, 2006 and 2005 is Bedinger & Company ("Bedinger"). There were no audit or other services provided by Bedinger in the years noted in the table as the audits and other services were not rendered until 2007.

                  Description                            2006           2005
                                                        -----         ------
Audit fees                                              $  --         $   --
Audit related fees                                         --             --
Tax fees                                                   --             --
                                                        -----         ------
                   Total fees                           $  --         $   --
                                                        =====         ======

(1) All amounts reported include out-of-pocket expenses incurred with their services.

SIGNATURES
In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 HOME DIRECTOR, INC.
(Registrant)

By: /s/ Michael D. Liddle
--------------------------------
Michael D. Liddle
Chairman, Board of Directors
and Chief Executive Officer
June 11, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael D. Liddle
-------------------------
Michael D. Liddle
Chairman, Board of Directors and Chief Executive Officer
(Principal Executive Officer)
June 11, 2007

/s/ Daryl Stemm
-------------------------
Daryl Stemm
Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)
June 11, 2007

/s/ A. Stone Douglass
-------------------------
A. Stone Douglass
Member, Board of Directors
June 11, 2007

/s/ Mark Stiving
-------------------------
Mark Stiving
President
June 11, 2007

                               HOME DIRECTOR, INC.
                          Index to Financial Statements


                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-1
Consolidated Balance Sheet of Reorganized Company as of
December 31, 2006                                                            F-2
Consolidated Statements of Operations
  Reorganized Company - for the period November 1, 2006
  to December 31, 2006                                                       F-3
  Predecessor Company - for the period January 1, 2006 to
  October 31, 2006                                                           F-3
Consolidated Statements of Changes in Shareholders' Equity
  Reorganized Company - for the period November 1, 2006 to
  December 31, 2006                                                          F-4
  Predecessor Company - for the period January 1, 2006 to
  October 31, 2006                                                           F-4
Consolidated Statements of Cash Flows
  Reorganized Company - for the period November 1, 2006 to
  December 31, 2006                                                          F-5
  Predecessor Company - for the period January 1, 2006 to
  October 31, 2006                                                           F-5
Notes to Consolidated Financial Statements                                   F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Home Director, Inc.


We have audited the accompanying consolidated balance sheet of Home Director, Inc. (Reorganized Company balance sheet), as of December 31, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from November 1, 2006 to December 31, 2006 (Reorganized Company operations) and the period from January 1, 2006 to October 31, 2006 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1 to the consolidated financial statements, on October 12, 2006, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on October 12, 2006. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

In our opinion, the Reorganized Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the period from November 1, 2006 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2006 to October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Bedinger & Company
----------------------
Bedinger & Company
Certified Public Accountants
Concord, California
May 31, 2007
                                       F-1

                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheet

                                                                    Reorganized
                                                                      Company
                                                                    December 31,
                                                                       2006
                                                                    -----------

                                     ASSETS
Current assets:
Cash and cash equivalents                                           $     2,822
Accounts receivable                                                      27,629
Inventory                                                                55,331
Other current assets                                                    326,841
                                                                    -----------
                Total current assets                                    412,623

Property and equipment, net                                              14,095
                                                                    -----------
                                                                    $   426,718

                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                               $ 1,540,585
Bankruptcy obligations - short term                                     643,570
Convertible notes payable                                               250,000
                                                                    -----------
             Total current liabilities                                2,434,155
Bankruptcy obligations - long term                                    1,716,968
                                                                    -----------
                 Total liabilities                                    4,151,123
                                                                    -----------
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value, Authorized                                 --
2,000,000 as of December 31, 2006; Issued and
outstanding - none
Common stock, $0.01 par value,  Authorized                                   --
40,000,000 as of December 31, 2006;  Issued and
outstanding - none
Common stock payable - 10,266,667 and no shares, as                     102,667
of December 31, 2006
Additional paid in capital                                             (923,754)
Accumulated deficit                                                  (2,903,318)
                                                                    -----------
        Total shareholders' equity (deficit)                         (3,724,405)
                                                                    -----------
                                                                    $   426,718
                                                                    ===========


                             See accompanying notes.
                                       F-2

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations


                                                   Reorganized     Predecessor
                                                     Company         Company
                                                   November 1 -    January 1 -
                                                   December 31,    October 31,
                                                   ------------    ------------
                                                       2006            2006
                                                       ----            ----

Revenue                                            $     40,400    $     47,429
Costs and expenses:
Cost of sales                                           111,687          40,171
General and administrative                            1,877,446       1,216,094
Sales and marketing                                     344,392         429,352
Research and development                                490,629          92,884
Depreciation and amortization                               742           1,899
                                                   ------------    ------------
Total costs and expenses                              2,824,896       1,780,400
                                                   ------------    ------------

Loss from operations                                 (2,784,495)     (1,732,971)
Other income (expense):
Interest and other income                               (91,098)        127,847
Interest and other expense                              (27,724)        (88,720)
                                                   ------------    ------------
Net other income (expense)                             (118,822)         39,127
                                                   ------------    ------------
                                                     (2,903,318)     (1,693,843)

Loss on disposal of business unit                            --              --
                                                   ------------    ------------

Net loss                                           $ (2,903,318)   $ (1,693,843)
                                                   ============    ============

Net loss per common share - basic and diluted:
Shares used in computing basic and diluted
  net loss per common share                          10,266,667 *    16,035,715
                                                   ============    ============

Loss per share                                     $      (0.28)   $      (0.11)
                                                   ============    ============

* The certificates for these shares of common stock are not issued as of December 31, 2006
  (see Note 2)

                             See accompanying notes.
                                       F-3


                               HOME DIRECTOR, INC.
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)



                                               Common Stock            Additional
                                                                        Paid In      Accumulated   Shareholders'
                                            Shares       Amount         Capital        Deficit        Equity
Predecessor Company                     ------------  ------------    ------------  ------------   ------------
Balance at December 31, 2005              16,035,715       160,357      82,899,887   (90,142,129)    (7,081,885)

Retirement of all old common stock in
connection with reorganization           (16,035,715)     (160,357)        160,357            --             --
Fresh start accounting adjustments
including elimination of accumulated
deficit                                           --            --     (91,416,360)   91,835,972        419,612
Net loss                                          --            --              --    (1,693,843)    (1,693,844)

Reorganized Company
Issuance of new common stock in
connection with reorganization*            7,250,000        72,500       5,800,000            --      5,872,500

Issuance of common stock as
employee compensation*                     2,416,667        24,167       1,280,833            --      1,305,000

Issuance of common stock as
consideration for services*                  600,000         6,000         318,000            --        324,000

Expenses related to granting
of options to purchase common stock               --            --          33,429            --         33,429

Net loss                                          --            --              --    (2,903,318)    (2,903,318)
                                        ------------  ------------    ------------  ------------   ------------
Balance at December 31, 2006              10,266,667  $    102,667    $   (923,754) $ (2,903,318)  $ (3,724,405)
                                        ============  ============    ============  ============   ============

* The certificates for these shares of
  common stock are not issued as of
  December 31, 2006 (see Note 2)


                             See accompanying notes.
                                       F-4

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows


                                                     Reorganized    Predecessor
                                                       Company        Company
                                                     November 1 -   January 1 -
                                                     December 31,   October 31,
                                                         2006           2006
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(2,903,318)   $(1,693,843)
  Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                              742          1,898
  Loss on disposal of assets                                  --             --
  Expense from issuance of stock to employees
and service providers                                  1,629,000             --
  Expense from grant of stock options                     33,429             --
  Changes in operating assets and liabilities:
  Accounts receivable                                    (25,680)        88,864
  Inventories                                            (53,564)        (1,767)
  Other current assets                                  (192,091)      (117,446)
  Accounts payable and accrued expenses                  593,920         18,505
  Bankruptcy obligations (short and long
term), net of reductions in accounts payable and
accrued expenses, notes payable and deferred
liabilities - long term (2005)                            (3,311)            --
                                                     -----------    -----------
      Net cash used in operating activities             (920,873)    (1,703,789)
                                                     -----------    -----------
Cash flows from investing activities:
  Purchases of property and equipment                     (3,899)        (4,568)
                                                     -----------    -----------
      Net cash used in investing activities               (3,899)        (4,568)
                                                     -----------    -----------
Cash flows from financing activities:
  Net payment of bank borrowing                               --             --
  Net proceeds from Debtor in Possession lender               --      2,377,098
  Proceeds from convertible notes                        250,000             --
                                                     -----------    -----------
      Net cash provided by financing activities          250,000      2,377,098
                                                     -----------    -----------
Net increase (decrease) in cash and cash                (674,772)       668,741
equivalents
Cash and cash equivalents at beginning of period         677,594          8,853
                                                     -----------    -----------
Cash and cash equivalents at end of period           $     2,822    $   677,594
                                                     ===========    ===========


Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
  Interest                                           $        --    $        --
                                                     ===========    ===========
Significant non-cash transactions:



                             See accompanying notes.
                                       F-5

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

On June 26, 2006, the Companies filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization, dated June 26, 2006 and a Second Amended Disclosure Statement, dated June 26, 2006 (the "Disclosure Statement"). The Bankruptcy Court approved the Disclosure Statement by that certain Order Approving Disclosure Statement, Fixing Time for Filing Acceptances or Rejections of Plan and Setting Hearing on Confirmation entered on June 27, 2006. Thereafter, on October 9, 2006, the Companies filed a Second Amended Joint Plan of Reorganization dated June 26, 2006 (As Modified) ("Reorganization Plan"). On October 12, 2006, the Bankruptcy Court entered an Order Confirming Chapter 11 Plan. The effective date of the Reorganization Plan is October 23, 2006. For accounting purposes, the effective date is determined to be October 31, 2006.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Home Director, Inc. and its wholly-owned subsidiaries, HDT and Digital Interiors. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fresh Start Reporting and Basis of Presentation
The consolidated financial statements contained in this report reflect the accounting principles set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). This statement provides guidance for financial reporting by entities that have filed voluntary petitions for relief under and have reorganized in accordance with bankruptcy code. In accordance with fresh start reporting, the reorganization value of the entity is to be determined and allocated to the entity's assets in conformity with purchase accounting guidelines. All assets and liabilities are to be recorded at their respective fair values. Adopting fresh start reporting results in a new reporting entity with no beginning retained earnings or deficit. SOP 90-7 further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in effect, those of a new entity. The effective date of the Company's emergence from bankruptcy was October 23, 2006. For accounting purposes, the Company adopted fresh start reporting in accordance with SOP 90-7 as of October 31, 2006 (See Note 3.)

All financial information prior to October 31, 2006 is presented as pertaining to the Predecessor Company while all financial information presented as of and after October 31, 2006 will be presented as pertaining to the Reorganized Company. Accordingly, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows present information pertaining to both the Predecessor Company and the Reorganized Company. The information presented in the Consolidated Balance Sheets are for the Reorganized Company, at December 31, 2006.

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

Inventories
Inventories consist of components and are stated at the lower of cost or market. Cost is determined by the weighted average costing method. The following table represents the major components of inventory at December 31, 2006.

                                                                           2006
                                                                         -------
Finished goods                                                           $    --
Components                                                                55,331
Less:  Allowance for obsolescence                                             --
                                                                         -------
                                                                         $55,331
                                                                         =======
Fair Value of Financial Instruments
Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value because of their short maturities.

Credit Risk, Significant Customers and Concentrations
Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash investments. Receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. There were no such allowances recorded as of December 31, 2006.


Cash and cash equivalents consist of cash deposits, money market funds and highly rated commercial paper held at banks. Deposits held at banks may at times exceed the amount of insurance provided. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

As of December 31, 2006, three customers accounted for 91% and two customers accounted for 55% of the accounts receivable balance and annual revenue, respectively.

The Company is not currently dependent upon any single supplier and it believes that alternative supply sources would be readily available without material delay in the event of the interruption of supplies from any of its current sources.

Loss Per Share
In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Although the Company had no issued or outstanding common stock as of December 31, 2006, it had 10,266,667 common shares issuable as of that date and it included those shares issuable as of December 31, 2006 in the basic and diluted net per common share calculations. The effect of options to purchase 3,460,363 shares of the company's common stock outstanding during 2006, was not included in the computation of diluted net income per share because their effect would be antidilutive. The effect of warrants to purchase 125,000 shares of the Company's common stock

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)

outstanding during 2006, was not included in the computation of diluted net income per share because their effect would be antidilutive.

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

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually. The Company has no goodwill or other intangible assets as of December 31, 2006.

Research and Development Costs
Research and development costs are charged to operations as incurred.

Advertising Costs
The Company expenses advertising costs as incurred. The amount of advertising expensed during the year ended December 31, 2006 was $26,240.

Shipping and handling costs
The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

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

Accounting for Stock-Based Compensation
The Company has adopted the provisions of SFAS No. 123R, "Share-based Payment." See Note 9 for expenses related to options granted during the period ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Reorganization and Fresh Start Reporting Adjustments

The Company adopted fresh start reporting as defined in SOP 90-7 upon its emergence from bankruptcy on October 31, 2006. The following Condensed Consolidated Balance Sheet illustrates the financial effect of implementing the Company's Plan and adoption of fresh start reporting as if they had occurred on October 31, 2006.

                                                               Fresh Start
                               Predecessor    Reorganization    Reporting      Reorganized
                                 Company        Adjustments    Adjustments       Company
                               ------------    ------------    ------------    ------------
           Assets
           ------
Total current assets           $    816,061    $         --    $         --    $    816,061
Property and equipment, net          10,938              --              --          10,938
                               ------------    ------------    ------------    ------------
                               $    826,999    $         --    $         --    $    826,999
                               ============    ============    ============    ============
Liabilities and Shareholders
     Equity (Deficit)
     ----------------
Accounts payable and accrued
  expenses                     $  1,157,747    $         --    $         --    $  1,157,747
                               ------------    ------------    ------------    ------------

Total current liabilities
  not subject to compromise       1,157,747              --              --       1,157,747
                               ------------    ------------    ------------    ------------

Liabilities subject to
  compromise-short term           8,643,363      (7,892,325)             --         751,038
Liabilities subject to
  compromise-long term                   --       1,716,968              --       1,716,968
                               ------------    ------------    ------------    ------------

Liabilities subject to
  compromise                      8,643,363      (6,175,357)             --       2,468,006
                               ------------    ------------    ------------    ------------

Total liabilities                 9,801,110      (6,175,357)             --       3,625,753
                               ------------    ------------    ------------    ------------
    Shareholders' equity
          (deficit)
          ---------
Common stock                        160,357         (88,857)(1)          --          72,500
Additional paid in capital       82,899,887       6,263,214 (2) (91,835,972)     (2,871,254)
Accumulated deficit             (92,034,355)             --      91,835,972 (3)          --
                               ------------    ------------    ------------    ------------
Total shareholders' equity
  (deficit)                      (8,974,111)      6,175,357              --      (2,798,754)
                               ------------    ------------    ------------    ------------

                               $    826,999              --              --    $    826,999
                               ============    ============    ============    ============



(1) Includes $160,357 for retirement of old common stock and issuance of $72,500 for new common stock issued in exchange for gain on compromise of liabilities.
(2) Represents the "gain" from the elimination of pre-petition debt over the par value of the Company's common stock issued to the DIP lender and creditors as a result of the Reorganization Plan.
(3)  Elimination of accumulated deficit as required by fresh start accounting.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Reorganization and Fresh Start Reporting Adjustments (Continued)

The Condensed Consolidated Balance Sheet at December 31, 2006 reflects adjustments outlined in the Company's Plan with respect to the conversion of debt to equity. Under terms of the Plan, Home Director Investors LLC (the "DIP Lender") agreed to convert its debt to equity and its assignees received a pro rate share of 90% of the new common stock and holders of certain unsecured claims received a pro rata share of 10% of the new common stock issued pursuant to the Plan. Each holder of old common stock had its shares retired and received no consideration. Bankruptcy obligations pursuant to the Plan and less payments made of $92,232 for priority wage claims and $15,237 for other claims, as of December 31, 2006, are summarized in the table below:





                                               Bankruptcy          Bankruptcy
                                               obligations-       obligations-
     Description                               short term          long term
     -----------                               ----------         ----------
General unsecured creditors                    $  206,130 *       $  150,000
Convenience class creditors                       100,000                 --
Priority wage claims                                1,538                 --
Priority tax claims**                             335,901          1,566,968
Other claims                                           --                 --
                                               ----------         ----------
                                               $  643,570         $1,716,968
                                               ==========         ==========

* Includes $56,130 due as soon as practical and $150,000 due upon the first anniversary of the effective date of the Plan. **To be paid over a five-year period from the effective date of the Plan with interest payable at 8% per annum.

Note 4 - Property and Equipment At December 31, property and equipment consists of:
                                                                      2006
                                                                    -------
Computer equipment and software                                     $ 9,990
Furniture and fixtures                                                7,083
                                                                    -------
                                                                     17,073
Less:  Accumulated depreciation and amortization                      2,978
                                                                    -------
                                                                    $14,095
                                                                    =======

The cost basis of assets acquired under capital leases at December 31, 2006 and 2005 was $-0- and $-0-, respectively. Depreciation and amortization expense for the years ended December 31, 2006 was $2,641.


Note 5 - Other Current Assets At December 31, other current assets consists of:

                                                                     2006
                                                                   --------
Prepaid acquisition costs                                          $312,142
Prepaid insurance                                                    13,699
Other                                                                 1,000
                                                                   --------
                                                                   $326,841
                                                                   ========

Note 6 - Accounts Payable and Accrued Expenses At December 31, accounts payable and accrued expenses consists of:

                                                                     2006
                                                                  ----------
Wages and other related payables                                  $  974,305
Trade payables                                                       566,280
                                                                  ----------
                                                                  $1,540,585
                                                                  ==========

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Income Taxes
The Company had no income tax expense for the year ended December 31, 2006 due to net losses. At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $88.0 million. The federal net operating loss carryforwards expire beginning in the year 2020 and the state net operating loss carryforwards begin to expire in 2016. The deferred tax asset of $35.2 million relating primarily to differences between book and tax treatment of net operating losses, was fully reserved as of December 31, 2006. The Company has established a valuation allowance of $35.2 million for the year ended December 31, 2006 to reduce the deferred tax assets due to the uncertainty surrounding the realization of such assets. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Company has not completely evaluated whether it has undergone an ownership change pursuant to this act but believes that an ownership change will likely be deemed to have occurred. If such ownership changes are found to exist, the net operating loss carryforwards as reported below could be significantly limited. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows at December 31:

                                                                        2006
                                                                   ------------
Deferred tax assets:
Net operating loss carryforwards                                   $ 35,200,000
Other                                                                        --
                                                                   ------------
Deferred tax assets                                                  35,200,000
Less:  Valuation allowance                                          (35,200,000)
                                                                   ------------
Net deferred tax assets                                            $         --
                                                                   ============


Total tax expense for 2006 differs from the amount computed by applying the federal statutory rate of 34% primarily due to the valuation allowance established against net operating loss carryforwards. The Company's effective tax rate was 0% for 2006. The increase in allowance was approximately $2.0 million for 2006.

Note 8 - Capital Stock
As of December 31, 2006, the Company has authorized 40.0 million shares of common stock with a par value of $0.01. The Company also has authorized 2.0 million shares of preferred stock, which are undesignated, with a par value of $0.01. During 2006, upon confirmation of its Plan of Reorganization, the Company cancelled all 16,035,715 shares of issued and outstanding common stock; issued 7,250,000 common shares registered pursuant to Section 1145 of the Code, fair value of $0.81 per share, to certain creditors of the Company in exchange for compromise of their claims against the Company; and, issued 2,417,667 common shares (unregistered), fair value of $0.54 per share, to certain employees for services rendered to the Company. In addition, the Company issued 600,000 common shares (unregistered), fair value of $0.54 per share, as consideration for consulting and other services rendered to the Company. There were no preferred stock transactions in 2006 or 2005.

Note 9 - Stock-Based Compensation
The Company has reserved a total of 2,500,000 shares of common stock for issuance under its stock option plan (the "Plan"). The Plan permits the granting of incentive stock options and non-qualified stock options. The terms of stock option grants are determined by the Board of Directors. The Company's stock options generally vest over three years and have a maximum life of ten years. Separate from the Plan, the Company has granted stock options and warrants to consultants as compensation for their consulting services.

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Stock-Based Compensation (Continued)

The following summarizes the stock option activity for the years ended December 31, 2006:

                                                 Weighted-
                                                 Average
                                                 Options            Exercise
                                               Outstanding            Price
                                                  -------           --------
Balance at December 31, 2005                      790,117           $   1.46
Granted (exercise price = fair value            3,460,363               0.54
Exercised                                              --                 --
Cancelled                                         790,117               1.46
Balance at December 31, 2006                    3,460,363           $   0.54
                                                =========           ========

Effective October 24, 2006, the Company entered into an agreement with certain of its officers under which such officers agreed not to exercise options and warrants to purchase an aggregate of 960,363 shares of common stock until such time, if ever, as the Company amends its certificate of incorporation to increase its shares of common stock reserved for the Plan to a number that is sufficient to permit exercise of all of its outstanding options to acquire shares of its common stock. In exchange, the Company agreed to use its best efforts to seek stockholder approval of such an amendment at its 2007 annual stockholders meeting.

Selected information regarding stock options as of December 31, 2006 follows:

                                      Weighted-Average
Exercise Prices           Number of     Remaining Life      Number of Options
                  Options Remaining           in Years            Exercisable
---------------   -----------------   ----------------     ------------------
     $0.54                3,460,363               9.83                211,131
                          ---------                                   -------
                          3,460,363                                   211,131
                          =========                                   =======

During the period ended December 31, 2006, the Company recorded compensation expense of $33,429 for the fair value of options granted to purchase the Company's common stock. On October 24, 2006, options to purchase 3,440,363 shares of common stock at $0.54 per share (the fair market value of which were $0.54 per share) were granted which vest ratably over 36 months and expire ten years after grant. A fair value of $0.118 per share was calculated using the Black-Scholes model using volatility of zero and a risk free interest rate of 8.25%. All options are assumed to be held to maturity as the option holders are primarily employees who have remained with the Company throughout the Reorganization period. The total expense related to these options is $407,321 and will be amortized ratably over 36 months. $22,629 for these options was recorded as compensation expense in the period ended December 31, 2006. On December 22, 2006, options to purchase 20,000 shares of common stock at $0.54 per share (the fair market value of which were $0.54 per share) were granted which are fully vested upon grant and expire ten years after grant. A fair value of $0.54 per share was calculated using the Black-Scholes model using volatility of zero and a risk free interest rate of 8.25%. The total expense related to these options is $10,800 and was recorded as compensation expense in the year ended December 31, 2006.

Note 10 - Common Stock Reserved for Future Issuance
At December 31, 2006, the Company had reserved a total of 4,065,363 of its authorized 40.0 million shares of common stock for future issuance as follows:

Outstanding common stock warrants                                        125,000
Possible future issuance of common stock warrants                        500,000
Outstanding stock options                                              3,460,363
Possible future issuance under stock option plans                             --
                                                                       ---------
                                                                       4,085,363
                                                                       =========

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Leases
Future minimum payments under an operating lease at December 31, 2006 are as follows:

     Year Ending                                           Operating Leases
     -----------                                           ----------------
         2007                                                        75,402
         2008                                                        51,264
                                                           ----------------
Total minimum payments                                     $        199,872
                                                           ================

Rent expense charged to operations during the year ended December 31, 2006 was $82,322. There were no capital leases during the periods reported herein.

Note 12 - Related Party Transactions
In 2006, certain officers and directors (including the spouse of an officer) purchased $200,000 aggregate units of Home Director Investors, LLC (the "DIP Lender"), as part of a Secured Super Priority Debtor in Possession Credit Agreement between the DIP Lender and the Company totaling approximately $2,894,000. In October 2006, pursuant to the Reorganization Plan, the entire $200,000 principal amount of the notes purchased by these officers and directors was automatically converted into units for 329,933 shares of the Company's common stock.

The Company issued 600,000 common shares, fair value of $0.54 per share, as consideration for consulting and other services rendered to the Company (see
Note 8.) 250,000 of the shares were issued to A. Stone Douglass, as his sole compensation for services provided to the Company in his capacity as Chief Reorganization Officer and Director of the Company. 350,000 of the shares were issued to Brent Bilger (Chief Marketing Officer of the Company), as assignee of Destiny Networks, Inc., as consideration for R&D consulting services provided to the Company.

Note 13 - Employee Benefit Plan
The Company has a 401(k) plan which covers substantially all employees. Employees may elect to contribute up to 15% of eligible compensation during any plan year subject to IRS limits. Matching contributions to the plan are made at the discretion of the Board of Directors. For the years ended December 31, 2006 and 2005, the Company has not made any matching contributions to the 401(k) plan.

Note 14 - Commitments and Contingencies
The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of its business and have not been fully adjudicated. It is not possible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any such liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position or results of operations.

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

Note 15 - Convertible Notes Payable

In December 2006, the Company commenced a private placement of convertible notes payable (the "Note"), generating gross proceeds of $250,000 and issuance of warrants to purchase 125,000 of the Company's common stock.

The Note bears interest at 10% per annum, interest payable quarterly in cash, or, at the option of the Maker, by adding the interest otherwise then due to the principal owing under the Note. The Note provides for full repayment principal and interest ("Due Value") by December 22, 2007 unless previously converted to equity securities of the Company. The Holder is entitled to convert said Note upon the occurrence of a Conversion Triggering Event (a private offering or series of related private offering of its equity

                               HOME DIRECTOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Convertible Notes Payable (continued)

securities (collectively, an "Offering") consisting of or convertible or exercisable into shares of common stock, for aggregate cash consideration of not less than $10 million) into that of securities that would have been issued and sold to the Holder in the Offering as of the Conversion Date if the Holder had purchased such shares in the Offering for the Due Value. The Company determined that the Note was issued without a beneficial conversion feature ("BCF"), thus, no discount has been applied to reduce the carry-value of the Note and no non-cash amortization expense has been recorded related to a BCF.

The warrants are immediately exercisable at an exercise price of $1.00 per shares and expire five years from issuance. The warrants do not meet the requirements of and are not accounted for as permanent equity. The exercise price of $1.00 is above the fair value of $0.54 per share of the underlying shares of common stock. Thus, no discount has been applied to reduce the carrying-value of the Note and no non-cash amortization expense has been recorded related to the warrant.

During the period ended December 31, 2006, the Company recognized no interest expense related to the Note.

Note 16 - Liquidity

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

As discussed further in Note 3 the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

Note 17 - Subsequent Events

Acquisitions
On December 28, 2006, the Company acquired substantially all the assets and assumed certain liabilities of Destiny Networks, Inc. pursuant to the terms of an Asset Purchase Agreement, dated December 28, 2006, among Home Director, Destiny Networks and Brent Bilger, Executive Officer and Stockholder of Destiny Networks. For accounting purposes, the acquisition is determined to be January 1, 2007.

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