Form 10QSB
period 2007-03-31
HOME DIRECTOR INC
filed 2007-06-26
CIK 715031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 For the quarterly period ended: March 31, 2007


                          Commission File No. 333-86873
                                     -------

                               HOME DIRECTOR, INC
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


                                    DELAWARE
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   52-2143430
                                   ----------
                     (I.R.S. Employer Identification Number)


                           1475 S. Bascom Avenue #210
                               Campbell, CA 95008
                                 (408) 559-3100
                                 --------------
                          (Address and telephone number
                        of principal executives offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The Company had 14,067,105 shares of common stock outstanding as of May 31, 2007

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL INFORMATION


        Consolidated Balance Sheet - March 31, 2007(unaudited)..............  3
        Consolidated Statements of Operations for the three
            months ended March 31, 2007 and 2006(unaudited).................  4
        Consolidated Statement of Stockholders' Equity (Deficit)
            for the three months ended March 31, 2007 and 2006 (unaudited).. 5 Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited) ......................  6
        Notes to Consolidated Financial Statements (Unaudited)..............  7

Item 2. Management's Discussion and Analysis or Plan of Operation .......... 17

Item 3. Controls and Procedures ...........................................  19


PART II - OTHER INFORMATION ...............................................  19


Item 2. Unregistered Sales of Securities and Use of Proceeds...............  19

Item 6. Exhibits...........................................................  20


Signatures ................................................................  21

                              EXPLANATORY STATEMENT


On September 28, 2005, Home Director, Inc. (the "Company" or "HDI") and its direct subsidiary Home Director Technologies, Inc. ("HDT") and its indirect subsidiary Digital Interiors, Inc. ("DII")(collectively, "the Companies") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code")in U.S. Bankruptcy Court for the Northern District of California, Oakland Division (the Bankruptcy Court") (Case No. 05-45812, 05-45814 and 05-45815, respectively). On June 26, 2006, the Companies filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization, dated June 26, 2006 and Second Amended Disclosure Statement, dated June 26, 2006 (the "Disclosure Statement"). The Bankruptcy Court approved the Disclosure Statement by that certain Order Approving Disclosure Statement, Fixing Time for Filing Acceptances or Rejections of Plan and Setting Hearing on Confirmation entered on June 27, 2006. Thereafter, on October 9, 2006, the Companies filed a Second Amended Joint Plan of Reorganization dated June 26, 2006 (As Modified)("Reorganization Plan"). On October 12, 2006, the Bankruptcy Court entered an Order Confirming Chapter 11 Plan and the Reorganization Plan became effective on October 23, 2006 (the "Effective Date".) For accounting purposes, the effective date is determined to be October 31, 2006. In the consolidated financial statements provided herein, all results for periods prior to and including October 31, 2006 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to November 1, 2006 are referred to as those of the "Reorganized Company." Due to the effects of the "fresh start" accounting, results for the Predecessor Company and the Reorganized Company are not comparable (see Note 1, "Organization and Summary of Significant Accounting Policies - Basis of Presentation," of the notes to the consolidated financial statements.)

A more detailed description of the bankruptcy filing and its effect on the Company is set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Securities Exchange Commission (the "SEC").

References in this report to the "Company", "Home Director" and "we" or similar or related terms refer to Home Director, Inc. and its wholly owned subsidiaries together, unless the context of such references requires otherwise.


                                       2A

                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheet
                           March 31, 2007 (Unaudited)

                                                                    Reorganized
                                                                      Company
                                                                      March 31,
                                                                        2007
                                                                    -----------
                                     ASSETS
Current assets:
Cash and cash equivalents                                           $     8,183
Accounts receivable                                                     302,594
Inventory                                                               246,818
Other current assets                                                    331,113
                                                                    -----------
                Total current assets                                    888,708

Property and equipment, net                                             102,728
Goodwill and other intangible assets                                  3,973,031
                                                                    -----------
                                                                    $ 4,964,467
                                                                    ===========

                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                               $ 3,555,361
Bankruptcy obligations - short term                                     539,461
Convertible notes payable                                               989,027
                                                                    -----------
             Total current liabilities                                5,083,849
Bankruptcy obligations - long term                                    1,659,328
                                                                    -----------
                 Total liabilities                                    6,743,177
                                                                    -----------
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value, Authorized                                 --
2,000,000 as of March 31, 2007; Issued and
outstanding - none
Common stock, $0.01 par value,  Authorized                               72,500
40,000,000; Issued and outstanding 7,250,000 as of
March 31, 2007
Common stock payable - 6,817,105 shares, as of                           68,171
March 31, 2007
Additional paid in capital                                            2,580,623
Accumulated deficit                                                  (4,500,004)
                                                                    -----------
        Total shareholders' equity (deficit)                         (1,778,710)
                                                                    -----------
                                                                    $ 4,964,467
                                                                    ===========


                             See accompanying notes.
                                        3

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
       For The Three Months Ended March 31, 2007 (Reorganized Company) and
     The Three Months Ended March 31, 2006 (Predecessor Company) (Unaudited)

                                                    Reorganized     Predecessor
                                                      Company         Company
                                                    January 1 -      January 1 -
                                                     March 31,        March 31,
                                                      2007             2006
                                                   ------------    ------------
Revenue                                            $    269,085    $      1,918
Costs and expenses:
Cost of sales                                           243,579              --
General and administrative                              749,573         315,047
Sales and marketing                                     514,208          98,922
Research and development                                270,803         130,000
Depreciation and amortization                             9,527             570
                                                   ------------    ------------
Total costs and expenses                              1,787.690         544,539
                                                   ------------    ------------

Loss from operations                                 (1,518,605)       (542,621)
Other income (expense):
Interest and other income                                    --               1
Interest and other expense                              (78,081)        (16,159)
                                                   ------------    ------------
Net other income (expense)                              (78,081)        (16,158)
                                                   ------------    ------------

Net loss                                           $ (1,596,686)   $   (558,779)
                                                   ============    ============

Net loss per common share - basic and diluted:
Shares used in computing basic and diluted
net loss per common share                            12,718,469*     16,035,715
                                                   ============    ============

Loss per share                                     $      (0.13)   $      (0.03)
                                                   ============    ============

* Includes 6,817,105 shares which are not issued but issuable as of March 31, 2007(see
  Note 2)

                             See accompanying notes.
                                        4


                               HOME DIRECTOR, INC.
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                    For The Year Ended December 31, 2006 and
                The Three Months Ended March 31, 2007 (Unaudited)

                                                Common      Stock     Additional
                                                ------      -----      Paid In      Accumulated    Shareholders'
Predecessor Company                             Shares     Amount      Capital        Deficit         Equity
-------------------                          -----------  ---------  -----------   -------------   ------------
Balance at December 31, 2005                  16,035,715   $160,357  $82,899,887   $(90,142,129)   $(7,081,885)

Retirement of all old common stock in       (16,035,715)  (160,357)      160,357              --             --
connection with reorganization
Fresh start accounting adjustments                    --         --  (91,416,360)      91,835,972        419,612
including elimination of accumulated
deficit
Net loss                                              --         --           --     (1,693,843)    (1,693,843)

Reorganized Company
-------------------
Issuance of new common stock in connection     7,250,000     72,500    5,800,000              --      5,872,500
with reorganization
Issuance of common stock as employee           2,416,667     24,167    1,280,833              --      1,305,000
compensation*
Issuance of common stock as consideration        600,000      6,000      318,000              --        324,000
for services*
Expenses related to granting of options to            --         --       33,429              --         33,429
purchase common stock
Net loss                                              --         --           --     (2,903,318)    (2,903,318)
                                              ----------   --------   ----------     -----------    -----------
Balance at December 31, 2006                  10,266,667    102,667    (923,754)     (2,903,318)    (3,724,405)

Issuance of common stock in connection         1,750,000     17,500    1,400,000              --      1,417,500
with acquisition of Destiny Networks, Inc.*
Issuance of common stock in connection         2,050,438     20,504    2,029,934              --      2,050,438
with acquisition of Novus Technologies,
Inc.*
Expenses related to granting of options to            --         --       74,443              --         74,443
purchase common stock
Net loss                                              --         --           --     (1,596,686)    (1,596,686)
                                              ----------   --------   ----------    ------------   ------------
Balance at March 31, 2007                     14,067,105   $140,671   $2,580,623    $(4,500,004)   $(1,778,710)
                                              ==========   ========   ==========    ============   ============

* The certificates for these shares of
  common stock are not issued as of
  March 31, 2007 (see Note 2)


                             See accompanying notes.
                                        5



                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
       For The Three Months Ended March 31, 2007 (Reorganized Company) and
     The Three Months Ended March 31, 2006 (Predecessor Company) (Unaudited)

                                                       Reorganized    Predecessor
                                                         Company        Company
                                                       January 1 -    January 1 -
                                                        March 31,      March 31,
                                                          2007           2006
                                                       -----------    -----------
Cash flows from operating activities:
  Net loss                                             $(1,596,686)   $  (558,779)
  Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation and amortization                            1,530            570
    Expense from grant of stock options                     74,443             --
    Interest accrued on convertible notes                   34,027             --
   Changes in operating assets and liabilities:
    Accounts receivable                                    (18,864)        85,059
    Inventories                                              1,680             --
    Other current assets                                   (81,840)         7,547
    Accounts payable and accrued expenses                1,034,983        335,991
    Bankruptcy obligations (short and long
term)                                                     (161,749)            --
                                                       -----------    -----------

      Net cash used in operating activities               (712,476)      (129,612)
                                                       -----------    -----------
 Cash flows from investing activities:
   Acquisitions of businesses                               10,839             --
   Purchases of property and equipment                       1,997             --
                                                       -----------    -----------
    Net cash used in investing activities                   12,836             --
                                                       -----------    -----------
 Cash flows from financing activities:
   Net proceeds from Debtor in Possession lender                --        123,000
   Proceeds from convertible notes                         705,000             --
                                                       -----------    -----------
     Net cash provided by financing activities             705,000        123,000
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents         5,361         (6,612)

Cash and cash equivalents at beginning of period             2,822          8,853
                                                       -----------    -----------
Cash and cash equivalents at end of period             $     8,183    $     2,241
                                                       ===========    ===========


Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for:
  Interest                                             $    15,641    $        --
                                                       ===========    ===========

                             See accompanying notes.

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Organization and Summary of Significant Accounting Policies

Organization and Description of Business

The Company, which is headquartered in Campbell, California, commenced operations in December 1999, subsequent to acquiring the assets of and assuming certain liabilities of IBM Corporation's Home Director business unit. The Company operates in a single industry, the provision of infrastructure components for home networking, and is engaged in the design, sale and manufacturing of home networking products for the new home construction market.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Director, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements, and include the accounts of Home Director, Inc. and its subsidiaries. In the opinion of management, all adjustments that are necessary for a fair and comparable presentation have been included. All material intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

In September 2005, the Company filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company's Reorganization Plan was confirmed on October 12, 2006 and became effective on the Effective Date. For accounting purposes, the Company used an effective date of October 31, 2006. References in these financial statements to Predecessor Company refer to the Company prior to and including October 31, 2006. References to Reorganized Company refer to the Company subsequent to and including November 1, 2006, after giving effect to the cancellation of all outstanding securities of the Predecessor Company and the issuance of new securities of the Reorganized Company in accordance with the Reorganization Plan and implementation of "fresh start" accounting.

Going Concern

The financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of approximately $1.6 million for the three months ended March 31, 2007, and has an accumulated deficit of approximately $4.5 million as of March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. From December 2006 through March 2007, the Company raised approximately $1.0 million in convertible notes, and completed acquisitions of Destiny Networks, Inc. and Novus Technologies, Inc. as described in Note 2 "Significant Events". It is anticipated that these acquisitions, as well as other potential acquisitions, growth in revenues and cost control measures will enable the Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds or long-term financing. In February 2007, the Company entered an agreement to engage Trenwith Securities, LLC as the Company's exclusive investment banking agent to arrange and negotiate a $25 million private placement of securities to be issued by the Company and any of its subsidiaries. However, there can be no assurances that this or subsequent fundraising or long-term financing will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNUADITED)


1.   Organization and Summary of Significant Accounting Policies (continued)

Significant Accounting Policies

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Inventories
Inventories consist of components and are stated at the lower of cost or market. Cost is determined by the weighted average costing method. The following table represents the major components of inventory at March 31, 2007.

                                                           March 31, 2007
                                                           --------------
Finished goods                                               $   9,647
Components                                                     287,485
Less:  Allowance for obsolescence                              (50,314)
                                                             ---------
                                                             $ 246,818
                                                             =========
Fair Value of Financial Instruments
Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value because of their short maturities.

Credit Risk, Significant Customers and Concentrations
Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash investments. Receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. The balance of the allowance for doubtful accounts was $6,911 as of March 31, 2007.

Cash and cash equivalents consist of cash deposits held at banks. Deposits held at banks may at times exceed the amount of insurance provided. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

No customers accounted for greater than 20% of the accounts receivable balance as of March 31, 2007. No customers accounted for greater than 20% of the revenue for the three months ended March 31, 2007 and one customer accounted for 84% of the Predecessor Company revenue for the three months ended March 31, 2006.

The Company is not currently dependent upon any single supplier and it believes that alternative supply sources would be readily available without material delay in the event of the interruption of supplies from any of its current sources.

Loss Per Share
In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods reported. The Reorganized Company has 14,067,105 common shares issued or issuable as of March 31, 2007 and the Predecessor Company had 16,035,715 common shares issued as of March 31, 2006, and those shares were included in the basic and diluted net loss per common share calculations. The shares outstanding at March 31, 2006 were subsequently cancelled in conjunction with the confirmation of our Reorganization Plan. The effect of options to purchase the Reorganized or Predecessor Company's common stock outstanding were not included in the computations of diluted net loss per share because their effect would be antidilutive. The effect of warrants to purchase the Reorganized or Predecessor Company's common stock outstanding were not included in the computation of diluted net loss per share because their effect would be antidilutive.

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition
The Company's revenues consist primarily of sales of home networking products. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company accrues for sales returns, rebate programs and warranty costs based on its experience.

Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives which generally range from two to five years. Property and equipment can include certain equipment under capital leases. When such capital leases exist, these items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually. The Company has $3,973,031 of goodwill or other intangible assets as of March 31, 2007.

Research and Development Costs
Research and development costs are charged to operations as incurred.

Advertising Costs
The Company expenses advertising costs (including trade show expenses) as incurred. The amount of advertising expensed during the three months ended March 31, 2007 and 2006 was $39,670 and $0, respectively.

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

Accounting for Stock-Based Compensation
The Company has adopted the provisions of SFAS No. 123R, "Share-based Payment." See Note 9 for expenses related to options granted during the three months ended March 31, 2007.

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

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Organization and Summary of Significant Accounting Policies (continued)


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

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company has evaluated the effect of the adoption of SFAS 155 and does not believe the impact will be significant to the Company's results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The Company has evaluated the effect of the adoption of SFAS 156 and does not believe the impact will be significant to the Company's results of operations or financial condition.

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

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies (continued)


In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to the accumulated other comprehensive income in shareholders' equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. The Company has evaluated the effect of the adoption of SFAS 158 and does not believe the impact will be significant to the Company's results of operations or financial condition.

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

2.   Significant Events

Acquisition of Destiny Networks, Inc.

On December 28, 2006, Home Director, Inc. acquired substantially all the assets and assumed certain liabilities of Destiny Networks, Inc. ("Destiny") pursuant to the terms of an Asset Purchase Agreement, dated December 28, 2006, among Home Director, Destiny and Brent Bilger (the "Destiny APA".) For accounting purposes, the acquisition was deemed to have occurred on January 1, 2007.

The purchase price for the acquired Destiny assets was (a) 1,750,000 shares of Home Director unregistered common stock issuable upon completion of the acquisition; (b) $5,000,000 payable upon the achievement of certain milestones on or before December 31, 2007; (c) 1,500,000 shares of Home Director unregistered common stock issuable upon the achievement of certain milestones on or before December 31, 2007; and (d) 250,000 shares of Home Director unregistered common stock issuable upon the one year anniversary of completion of the acquisition, subject to withholding in satisfaction of any indemnity obligations arising under the Destiny APA.


Pursuant to the Destiny APA, Home Director has agreed to assume certain liabilities of Destiny, including, but not limited to, certain accounts payable and obligations under assumed contracts.


Mark Stiving, the President of Home Director, is a director, executive officer and stockholder of Destiny. Brent Bilger, the Chief Marketing Officer of Home Director, is also a director, executive officer and stockholder of Destiny.

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.   Significant Events (continued)

The shares of Home Director's common stock issuable under the Destiny APA will not be registered under the Securities Act of 1933 (the "Act") and will be issued in reliance on an exemption from registration under Section 4(2) of the Act.

As a condition to the Destiny APA Mark Stiving and Brent Bilger entered into non-competition agreements with the Company pursuant to which Messrs. Stiving and Bilger will agree not to engage in the business of the Company other than for and on behalf of the Company for a period of three years, subject to certain exceptions.

Acquisition of Novus Technologies, Inc.

On March 7, 2007, Home Director, Inc. acquired substantially all the assets and assumed certain liabilities of Novus Technologies, Inc. ("Novus") pursuant to the terms of an Asset Purchase Agreement, dated February 28, 2007, among Home Director, Novus and Mike Springer (the "Novus APA".) For accounting purposes, the acquisition was deemed to have occurred on March 1, 2007.

The purchase price for the acquired Novus assets was (a) 1,260,558 shares of Home Director unregistered common stock issuable upon completion of the acquisition; (b) $628,883.85 convertible promissory note; and (c) 375,000 shares of Home Director unregistered common stock issuable to an Escrow Fund upon completion of the acquisition, subject to withholding in satisfaction of any indemnity obligations arising under the Asset Purchase Agreement.

Pursuant to the Novus APA, Home Director has agreed to assume certain liabilities of Novus, including, but not limited to, certain accounts payable and obligations under assumed contracts. The Company also issued 414,880 shares of its unregistered common stock to certain creditors of Novus as consideration in exchange for elimination of the debt.

Mike Springer, the Vice President-Sales of Home Director, is also a director, executive officer and stockholder of Novus.

The shares of Home Director's common stock issuable under the Agreement will not be registered under the Securities Act of 1933 (the "Act") and will be issued in reliance on an exemption from registration under Section 4(2) of the Act.

Also, as conditions to the consummation of the transactions contemplated by the Novus APA: (i) the Company entered into non-competition agreements with Mr. Springer pursuant to which Mr. Springer agreed not to engage in the business of the Company for a period of three years, subject to certain terms and conditions, and (ii) the Company entered into an employment agreement with Mr. Springer pursuant to which Mr. Springer will be employed by the Company for a period of two years.

Pro-Forma Comparative Statements of Operations

The following table presents Condensed Consolidated Statements of Operations as if the acquisitions described above had taken place as of January 1, 2006:

                                             Reorganized       Predecessor
                                               Company           Company
                                             January 1 -        January 1 -
                                            March 31, 2007    March 31, 2006
                                            --------------    --------------
Revenues                                     $   513,063       $   740,624
Total operating expenses                       2,052,861         1,855,868
Net loss                                     $(1,629,873)      $(1,312,397)
Loss per share - basic and diluted           $     (0.13)      $     (0.08)

Due to the Company's emergence from bankruptcy and the implementation of fresh start reporting, the presentation is not meaningful for the periods presented above (see Note 3).
                                       12

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Reorganization Plan and Fresh Start Reporting Adjustments

The Company adopted fresh start reporting as defined in SOP 90-7 upon its emergence from bankruptcy on October 31, 2006. Under terms of the Reorganization Plan, Home Director Investors LLC (the "DIP Lender") agreed to convert its debt to equity and its assignees received a pro rata share of 90% of the new common stock and holders of certain unsecured claims received a pro rata share of 10% of the new common stock issued pursuant to the Reorganization Plan. Each holder of old common stock had its shares retired and received no consideration.

Bankruptcy obligations pursuant to the Reorganization Plan of March 31, 2007, are summarized in the table below:




                                                    Bankruptcy     Bankruptcy
                                                   obligations-   obligations-
           Description                              short term     long term
           -----------                             -----------    -----------
General unsecured creditors                        $  150,000 *   $  150,000
Convenience class creditors                            45,259             --
Priority wage claims                                    1,538             --
Priority tax claims**                                 342,664      1,509,328
                                                   ----------     ----------
                                                   $  539,461     $1,659,328
                                                   ==========     ==========

* Due upon the first anniversary of the effective date of the Reorganization
Plan.
** To be paid over a five-year period from the effective date of the Reorganization Plan with interest payable at 8% per annum.

Note 4 - Property and Equipment Property and equipment consists of:
                                                                    March 31,
                                                                      2007
                                                                   ---------
Machinery and equipment                                            $  81,687
Computer equipment and software                                       15,932
Furniture and fixtures                                                14,503
Vehicles                                                               1,944
Leasehold improvements                                                 1,167
                                                                   ---------
                                                                     115,233
Less:  Accumulated depreciation and amortization                     (12,505)
                                                                   ---------
                                                                   $ 102,728
                                                                   =========

Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 were $9,527 and $570, respectively.


Note 5 - Other Current Assets Other current assets consists of:

                                                                    March 31,
                                                                      2007
                                                                    --------
Prepaid acquisition costs                                           $300,988
Prepaid insurance                                                     26,473
Other                                                                  3,652
                                                                    --------
                                                                    $331,113
                                                                    ========

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Accounts Payable and Accrued Expenses Accounts payable and accrued expenses consists of:

                                                                    March 31,
                                                                      2007
                                                                   ----------
Wages and other payroll related liabilities                        $1,345,567
Trade payables                                                      2,209,794
                                                                   ----------
                                                                   $3,555,361
                                                                   ==========


Note 7 - Convertible Notes Payable

In December 2006, the Company commenced a private placement of convertible notes payable (the "Note"), generating gross proceeds of $955,000 and issuance of warrants to purchase 592,500 of the Company's common stock up through March 31, 2007.

The Notes bear interest at 10% per annum, interest payable quarterly in cash, or, at the option of the Maker, by adding the interest otherwise then due to the principal owing under the Notes. The Notes provide for full repayment principal and interest ("Due Value") within one year of date of Notes unless previously converted to equity securities of the Company. The Holder is entitled to convert said Note upon the occurrence of a Conversion Triggering Event (a private offering or series of related private offering of its equity securities (collectively, an "Offering") consisting of or convertible or exercisable into shares of common stock, for aggregate cash consideration of not less than $10 million) into that of securities that would have been issued and sold to the Holder in the Offering as of the Conversion Date if the Holder had purchased such shares in the Offering for the Due Value. The Company determined that the Notes were issued without a beneficial conversion feature ("BCF"), thus, no discount has been applied to reduce the carry-value of the Notes and no non-cash amortization expense has been recorded related to a BCF.

The warrants are immediately exercisable at an exercise price of $1.00 per shares and expire five years from issuance. The warrants do not meet the requirements of and are not accounted for as permanent equity. The exercise price of $1.00 is above the fair value of the underlying shares of common stock. Thus, no discount has been applied to reduce the carrying-value of the Notes and no non-cash amortization expense has been recorded related to the warrant.

During the period ended March 31, 2007, the Company recorded approximately $34,000 in interest expense related to the Notes, all of which was converted to principal.

Note 8 - Capital Stock

As of March 31, 2007, the Company has authorized 40.0 million shares of common stock with a par value of $0.01. The Company also has authorized 2.0 million shares of preferred stock, which are undesignated, with a par value of $0.01. During 2007, the Company issued 1,750,000 common shares (unregistered), fair value $0.81 per share, as consideration for the acquisition of substantially all the assets of Destiny (see Note 2); and, issued 2,050,438 common shares, fair value $1.00 per share, as consideration for the acquisition of substantially all the assets of Novus and in exchange for the retirement of certain debt of Novus (see Note 2.) During 2006, upon confirmation of its Reorganization Plan, the Company cancelled all 16,035,715 shares of issued and outstanding common stock; issued 7,250,000 common shares registered pursuant to Section 1145 of the Code, fair value of $0.81 per share, to certain creditors of the Company in exchange for compromise of their claims against the Company; and, issued 2,417,667 common shares (unregistered), fair value of $0.54 per share, to certain employees for services rendered to the Company. In addition, the Company issued 600,000 common shares (unregistered), fair value of $0.54 per share, as consideration for consulting and other services rendered to the Company. There were no preferred stock transactions in 2007 or 2006.

Note 9 - Stock-Based Compensation

The Company has reserved a total of 2,500,000 shares of common stock for issuance under its stock option plan (the "Plan"). The Plan permits the granting of incentive stock options and

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Stock-Based Compensation (continued)

non-qualified stock options. The terms of stock option grants are determined by the Board of Directors. The Company's stock options generally vest over three years and have a maximum life of ten years. Separate from the Plan, the Company can grant stock options and warrants to consultants as compensation for their consulting services.

The following summarizes the stock option activity for the three months ended March 31, 2007:

                                                         Weighted-
                                                          Average
                                                          Options     Exercise
                                                        Outstanding    Price
                                                        -----------   --------
Balance at December 31, 2006                              3,460,363   $   0.54
Granted (exercise price = fair value                         50,000       0.81
Exercised                                                        --         --
Cancelled                                                        --         --
                                                        -----------   --------
Balance at March 31, 2007                                 3,510,363   $   0.54
                                                        ===========   ========

Effective January 9, 2007, the Company entered into an agreement with certain of its officers under which such officers agreed not to exercise options and warrants to purchase an aggregate of 1,010,363 shares of common stock until such time, if ever, as the Company amends its certificate of incorporation to increase its shares of common stock reserved for the Plan to a number that is sufficient to permit exercise of all of its outstanding options to acquire shares of its common stock. In exchange, the Company agreed to use its best efforts to seek stockholder approval of such an amendment at its 2007 annual stockholders meeting.

Selected information regarding stock options as of March 31, 2007 follows:

                                                Weighted-
                                 Number          Average      Number
                                   of           Remaining       of
                                 Options         Life in     Options
Exercise Prices                Remaining          Years     Exercisable
---------------                ---------        ---------   -----------
     $0.54                     3,460,363          9.58          497,828
     $0.81                        50,000          9.83           50,000
                                  ------                    -----------
                               3,460,363                        547,828
                               =========                    ===========

On October 24, 2006, options to purchase 3,440,363 shares of common stock at $0.54 per share (the fair market value of which were $0.54 per share) were granted which vest ratably over 36 months and expire ten years after grant. A fair value of $0.118 per share was calculated using the Black-Scholes model using volatility of zero and a risk free interest rate of 8.25%. All options are assumed to be held to maturity as the option holders are primarily employees who have remained with the Company throughout the Reorganization period. The total expense related to these options is $407,321 and will be amortized ratably over 36 months. $33,943 for these options was recorded as compensation expense in the period ended March 31, 2007. On January 9, 2007, options to purchase 50,000 shares of common stock at $0.81 per share (the fair market value of which were $0.81 per share) were granted which are fully vested upon grant and expire ten years after grant. A fair value of $0.81 per share was calculated using the Black-Scholes model using volatility of zero and a risk free interest rate of 8.25%. The total expense related to these options is $40,500 and was recorded as compensation expense in the period ended March 31, 2007. In total, the Company recorded compensation expense of $74,443 for the fair value of options granted to purchase the Company's common stock , during the three months ended March 31, 2007.

Note 10 - Common Stock Reserved for Future Issuance

At March 31, 2007, the Company had reserved a total of 4,602,863 of its authorized 40.0 million shares of common stock for future issuance as follows:

Outstanding common stock warrants                                        592,500
Possible future issuance of common stock warrants                        500,000
Outstanding stock options                                              3,510,363
Possible future issuance under stock option plans                             --
                                                                       ---------
                                                                       4,602,863
                                                                       =========
                                       15

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Leases

Future minimum payments under operating leases at March 31, 2007 are as follows:

      Year Ending                                      Operating Leases
      -----------                                      ----------------
          2007                                             $146,738
          2008                                              171,264
          2009                                              120,000
          2010                                              120,000
          2011                                              120,000
          2012                                               20,000
                                                           --------
 Total minimum payments                                    $698,002
                                                           ========

Rent expense charged to operations during the periods ended March 31, 2007 and 2006 were $22,076 and $18,120, respectively. There were no capital leases during the periods reported herein.

Note 12 - Related Party Transactions

In 2006, certain officers and directors (including the spouse of an officer) purchased $200,000 aggregate units of Home Director Investors, LLC (the "DIP Lender"), as part of a Secured Super Priority Debtor in Possession Credit Agreement between the DIP Lender and the Company totaling approximately $2,894,000. In October 2006, pursuant to the Reorganization Plan, the entire $200,000 principal amount of the notes purchased by these officers and directors was automatically converted into units for 329,933 shares of the Company's registered common stock.

The Company issued 600,000 unregistered common shares, fair value of $0.54 per share, as consideration for consulting and other services rendered to the Company (see Note 8.) 250,000 of the unregistered common shares were issued to
A. Stone Douglass, as his sole compensation for services provided to the Company in his capacity as Chief Reorganization Officer and Director of the Company. 350,000 of the unregistered common shares were issued to Brent Bilger (Chief Marketing Officer of the Company), as assignee of Destiny Networks, Inc., as consideration for R&D consulting services provided to the Company.

Note 13 - Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding the financial statements of Home Director, Inc. ("we," "our" and the "Company") should be read in conjunction with the consolidated financial statements and Notes to the Consolidated Financial Statements included herewith.

FORWARD-LOOKING STATEMENTS
THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. SOME OF THE STATEMENTS IN THIS SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. ALL STATEMENTS THAT EXPRESS EXPECTATIONS, ESTIMATES, FORECASTS OR PROJECTIONS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE ACT. IN ADDITION, OTHER WRITTEN OR ORAL STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS MAY BE MADE BY US OR ON OUR BEHALF. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "PROJECTS," "FORECASTS," "MAY," "SHOULD," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS WHICH ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE RISKS, UNCERTAINTIES, AND ASSUMPTIONS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCLOSED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR OUR FISCAL YEAR ENDED DECEMBER 31, 2006.

Overview
Our revenues consist primarily of revenues from the sale of home networking products. Our home networking products are sold primarily to distributors for use by integrators who install the products in homes, throughout the United States and Canada, as they are being constructed.

Research and development expenses consist primarily of salaries and related personnel expenses and subcontracted research expenses. Through March 31, 2007, all research and development costs had been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we expect such expenses to increase for the remainder of 2007, subject to liquidity constraints described below.

General and administrative expenses consist primarily of expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the anticipated growth of our business, general and administrative expenses will also increase, subject to the liquidity constraints.

On September 28, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On October 12, 2006, the Bankruptcy Court entered an Order Confirming Chapter 11 Plan and the Reorganization Plan became effective on October 23, 2006 (the "Effective Date".) For accounting purposes, the effective date is determined to be October 31, 2006 (see Explanatory Statement on page 2A.)

On December 28, 2006, we acquired substantially all the assets and assumed certain liabilities of Destiny Networks, Inc. ("Destiny") and on March 7, 2007 we acquired substantially all the assets and assumed certain liabilities of Novus Technologies, Inc. ("Novus") (see Note 2 - Significant Events in the Unaudited Notes to the Consolidated Financial Statements.) These acquisitions help broaden our product offerings, add research and development resources and provide us our own manufacturing facility.

Critical accounting policies
A "critical accounting policy" is one which is both important to the portrayal of our financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that the following accounting policies fit this definition (also, see Note 1 "Organization and Summary of Significant Accounting Policies").

Going concern
The financial statements are prepared assuming that we will continue as a going concern. We have incurred losses from operations of approximately $1.6 million for the three months ended March 31, 2007, and have an accumulated deficit of approximately $4.5 million as of March 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern. From December 2006 through March 2007, we raised approximately $1.0 million in convertible notes, and completed acquisitions of Destiny and Novus as described in Note 2 - Significant Events to the accompanying unaudited financial statements. It is anticipated that these acquisitions, as well as other potential acquisitions, growth in revenues and cost control measures will enable us to meet our financial commitments and continue the development of our products. We believe that we can raise additional funds or long-term financing and, in February 2007, we entered an agreement to engage Trenwith Securities, LLC as our exclusive investment banking agent to arrange and negotiate a $25 million private placement of securities to be issued by us and any of our subsidiaries. However, there can be no assurances that this or subsequent fundraising or long-term financing will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fair value of equity instruments issued
In assessing the fair value of equity instruments, our Management has estimated the fair value of our shares at the commitment date (based upon a number of factors including but not limited to the per share value of the common stock issued to the DIP Lender in the Reorganization Plan) to determine the fair value. With regard to the fair value of options and warrants issued to employees and purchasers of convertible notes payable, we value them using the Black-Scholes model and used the estimated fair of our shares and other relevant data required by the model at the commitment date.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THE THREE- MONTH PERIOD ENDED MARCH 31, 2006

Revenues were approximately $269,000 for the three months ended March 31, 2007 (Reorganized Company) compared to approximately $2,000 for the three months ended March 31, 2006 (Predecessor Company). Approximately $208,000 of the 2007 revenues were attributable to businesses acquired during the first quarter of 2007 and the balance is attributable to our emergence from bankruptcy, as described in Overview and Outlook and Note 2 above. We anticipate that our 2007 revenues will continue to compare favorably with our 2006 revenues primarily as a result of the revenues produced by the acquired businesses, potential future acquisitions and organic growth from our own products.

Total costs and expenses were approximately $1.8 million in 2007 as compared to approximately $544,000 in 2006. Our expenses significantly increased in 2007 as compared to 2006, primarily due to increased number of personnel, personnel related expenses (we had 35 employees as of March 31, 2007 as compared to five as of March 31, 2006) and cost of sales in support of our increased revenues: general & administrative (increased by approximately $435,000), sales & marketing (increased by approximately $415,000),cost of sales (increased by approximately $244,000) and research & development (increased by approximately $141,000.) We believe that increased research & development, sales & marketing and general & administrative expenses, which began in 2006, resulting primarily from hiring additional engineering personnel, sales and support personnel and executive personnel are required to improve and broaden our product offerings and sell them to our customers. From time-to-time, we may also incur additional professional fees and other costs in connection with possible future attempts to expand our product offerings and increase our revenues through organic growth and acquisitions. In addition, we expect our general & administrative expenses to increase as a result of the corporate governance, outside audits and other activities that are related, generally, to being a publicly-traded company.

Net interest expense was approximately $78,000 in 2007 as compared to approximately $16,000 in 2006. The increase in 2007 is primarily a result of the interest accrued in 2007 on the convertible notes sold in late 2006 and early 2007 to provide us working capital.

Our net loss in 2007 was approximately $1.6 million, as compared to a net loss of approximately $559,000 in 2006. The increased net loss was primarily attributable to:

         o a net increase of approximately $1.0 million of research & development, sales & marketing and general & administrative expenses in 2007 as compared to 2006 primarily due to increased number of personnel and personnel related costs; and,
         o a net increase of approximately $23,000 of gross profit (the difference between revenues and cost of sales) in 2007 as compared to 2006 primarily due to increased revenues in 2007.

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

Cash
As of March 31, 2007, we had cash and cash equivalents totaling approximately $8,000. Net cash used in 2007 totaled approximately $5,000. Of that amount approximately $1.5 million was used to fund the cash operating loss, offset in part by changes in operating assets and liabilities - primarily accounts payable and accrued expenses (approximately $936,000) and proceeds from convertible notes ($705,000.)

Net cash used in operating activities was approximately $712,000 for the three months ended March 31, 2007 and approximately $130,000 for the same period in 2006. Net cash used for both periods in operating activities was primarily for funding of operating losses, offset in part by changes in operating assets and liabilities - primarily accounts payable and accrued expenses.

Net cash provided by financing activities was approximately $705,000 for 2007 and approximately $123,000 for 2006. Net cash provided by financing activities during 2007 resulted primarily from the issuance of convertible notes. Net cash provided by financing activities during 2006 resulted primarily from net proceeds from DIP loans.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     The Company's principal executive officer, president and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

     (b) Changes in Internal Controls.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2007 the Company received $705,000 from the sale of convertible notes and warrants. The convertible notes are convertible at the option of the holders into shares of common stock. The warrants related to the convertible notes are exercisable by the holders into an aggregate of 452,500 shares of common stock at $1.00 per share for five years. The Company relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to its securities.

ITEM 6. EXHIBITS

    The following exhibits are filed in connection with this Report:

    No.      Description
    ---      -----------

    31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 President Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.3     CFO Certification pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

    32 CEO, President and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on June 26, 2007 by the undersigned, thereunto duly authorized.

                                    HOME DIRECTOR, INC


                                    /s/ Michael Liddle
                                    -----------------
                                    Michael Liddle
                                    Chief Executive Officer


                                    /s/ Mark Stiving
                                    -----------------
                                    Mark Stiving
                                    President


                                    /s/ Daryl Stemm
                                    ------------------
                                    Daryl Stemm
                                    Chief Financial Officer