Form 10KSB/A
period 2006-12-31
HOME DIRECTOR INC
filed 2007-08-01
CIK 715031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer [_]   Accelerated filer [_]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [_]   No [X]


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

Explanatory note:

This 10-KSB Amendment No. 1 is being filed to include additional disclosures on the cover page.



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

 HOME DIRECTOR, INC.
(Registrant)

By: /s/ Michael D. Liddle
--------------------------------
Michael D. Liddle
Chairman, Board of Directors
and Chief Executive Officer
July 31, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael D. Liddle
-------------------------
Michael D. Liddle
Chairman, Board of Directors and Chief Executive Officer
(Principal Executive Officer)
July 31, 2007

/s/ Daryl Stemm
-------------------------
Daryl Stemm
Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)
July 31, 2007

/s/ A. Stone Douglass
-------------------------
A. Stone Douglass
Member, Board of Directors
July 31, 2007

/s/ Mark Stiving
-------------------------
Mark Stiving
President
July 31, 2007

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