Form 10QSB/A
period 2007-03-31
HOME DIRECTOR INC
filed 2007-08-01
CIK 715031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Explanatory note:

This 10-QSB Amendment No. 1 is being filed to include additional disclosures on the cover page.




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

    31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 President Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.3     CFO Certification pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

    32 CEO, President and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on July 31, 2007 by the undersigned, thereunto duly authorized.

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