Form 10QSB
period 2007-06-30
HOME DIRECTOR INC
filed 2007-08-07
CIK 715031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 For the quarterly period ended: June 30, 2007


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

The Company had 14,067,105 shares of common stock outstanding as of July 31,
2007

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL INFORMATION


        Consolidated Balance Sheet - June 30, 2007(unaudited)...............  3
        Consolidated Statements of Operations for the three
            months ended June 30, 2007 and 2006(unaudited)..................  4
           Consolidated Statements of Operations for the six
            months ended June 30, 2007 and 2006(unaudited)..................  5
        Consolidated Statement of Stockholders' Equity (Deficit) for the six
            months ended June 30, 2007 and the year ended
                  December 31, 2006 (unaudited).............................. 6
        Consolidated Statements of Cash Flows for the six months
            ended June 30, 2007 and 2006 (unaudited) .......................  7
        Notes to Consolidated Financial Statements (Unaudited)..............  8

Item 2. Management's Discussion and Analysis or Plan of Operation .......... 19

Item 3. Controls and Procedures ...........................................  22


PART II - OTHER INFORMATION ...............................................  23


Item 2. Unregistered Sales of Securities and Use of Proceeds...............  23

Item 6. Exhibits...........................................................  23


Signatures ................................................................  24

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




                                       2A

                               HOME DIRECTOR, INC.
                           Consolidated Balance Sheet
                           June 30, 2007 (Unaudited)

                                                                    Reorganized
                                                                      Company
                                                                      June 30,
                                                                        2007
                                                                    -----------
                                     ASSETS
Current assets:
Cash and cash equivalents                                           $   157,901
Accounts receivable                                                     245,815
Inventory                                                               316,734
Other current assets                                                    312,303
                                                                    -----------
                Total current assets                                  1,032,753

Property and equipment, net                                              90,103
Goodwill and other intangible assets                                  4,000,982
                                                                    -----------
                                                                    $ 5,123,838
                                                                    ===========

                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                               $ 3,595,257
Bankruptcy obligations - short term                                     489,659
Convertible notes payable                                             2,448,532
                                                                    -----------
             Total current liabilities                                6,533,448
Bankruptcy obligations - long term                                    1,611,250
                                                                    -----------
                 Total liabilities                                    8,144,698
                                                                    -----------
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value, Authorized                                 --
2,000,000 as of June 30, 2007; Issued and
outstanding - none
Common stock, $0.01 par value,  Authorized                               72,500
40,000,000; Issued and outstanding 7,250,000 as of
June 30, 2007
Common stock payable - 6,817,105 shares, as of                           68,171
June 30, 2007
Additional paid in capital                                            4,978,812
Accumulated deficit                                                  (8,140,343)
                                                                    -----------
        Total shareholders' equity (deficit)                         (3,020,860)
                                                                    -----------
                                                                    $ 5,123,838
                                                                    ===========

                             See accompanying notes.
                                        3

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
       For The Three Months Ended June 30, 2007 (Reorganized Company) and
     The Three Months Ended June 30, 2006 (Predecessor Company) (Unaudited)

                                                    Reorganized     Predecessor
                                                      Company         Company
                                                      April 1 -      April 1 -
                                                      June 30,       June 30,
                                                      2007             2006
                                                   ------------    ------------
Revenue                                            $    449,629    $     10,573
Costs and expenses:
Cost of sales                                           442,906           5,635
General and administrative                            2,982,115         381,919
Sales and marketing                                     364,767         143,271
Research and development                                191,141         195,000
Depreciation and amortization                            12,625             570
                                                   ------------    ------------
Total costs and expenses                              3,993,554         726,395
                                                   ------------    ------------

Loss from operations                                 (3,543,926)       (715,822)
Other income (expense):
Interest and other income                                   795          37,960
Interest and other expense                              (97,209)        (21,723)
                                                   ------------    ------------
Net other income (expense)                              (96,414)         16,237
                                                   ------------    ------------

Net loss                                           $ (3,640,339)   $   (699,585)
                                                   ============    ============

Net loss per common share - basic and diluted:
Shares used in computing basic and diluted
net loss per common share                            14,067,105*     16,035,715
                                                   ============    ============

Loss per share                                     $      (0.26)   $      (0.04)
                                                   ============    ============

* Includes 6,817,105 shares which are not issued but payable as of June 30, 2007(see Note 2)



                             See accompanying notes.
                                        4

                               HOME DIRECTOR, INC.
                      Consolidated Statements of Operations
       For The Six Months Ended June 30, 2007 (Reorganized Company) and The Six Months Ended June 30, 2006 (Predecessor Company) (Unaudited)

                                                    Reorganized     Predecessor
                                                      Company         Company
                                                     January 1 -     January 1 -
                                                      June 30,        June 30,
                                                       2007            2006
                                                   ------------    ------------
Revenue                                            $    718,714    $     12,491
Costs and expenses:
Cost of sales                                           686,485           5,635
General and administrative                            3,731,688         696,966
Sales and marketing                                     878,975         242,194
Research and development                                461,944         325,000
Depreciation and amortization                            22,152           1,139
                                                   ------------    ------------
Total costs and expenses                              5,781,244       1,270,934
                                                   ------------    ------------

Loss from operations                                 (5,062,530)     (1,258,443)
Other income (expense):
Interest and other income                                   795          37,960
Interest and other expense                             (175,290)        (37,882)
                                                   ------------    ------------
Net other income (expense)                             (174,495)             78
                                                   ------------    ------------

Net loss                                           $ (5,237,025)   $ (1,258,365)
                                                   ============    ============

Net loss per common share - basic and diluted:
Shares used in computing basic and diluted
net loss per common share                            13,392,787*     16,035,715
                                                   ============    ============

Loss per share                                     $      (0.39)   $      (0.08)
                                                   ============    ============

* Includes 6,817,105 shares which are not issued but payable as of June 30, 2007(see Note 2)



                             See accompanying notes.
                                        5


                               HOME DIRECTOR, INC.
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                    For The Year Ended December 31, 2006 and
                The Six Months Ended June 30, 2007 (Unaudited)

                                                Common      Stock     Additional
                                                ------      -----      Paid In      Accumulated    Shareholders'
Predecessor Company                             Shares     Amount      Capital        Deficit         Equity
-------------------                          -----------  ---------  -----------   -------------   ------------
Balance at December 31, 2005                  16,035,715   $160,357  $82,899,887   $(90,142,129)   $(7,081,885)

Retirement of all old common stock in       (16,035,715)  (160,357)      160,357              --             --
connection with reorganization
Fresh start accounting adjustments                    --         --  (91,416,360)      91,835,972        419,612
including elimination of accumulated
deficit
Net loss                                              --         --           --     (1,693,843)    (1,693,843)

Reorganized Company
-------------------
Issuance of new common stock in connection     7,250,000     72,500    5,800,000              --      5,872,500
with reorganization
Shares of common stock payable as employee     2,416,667     24,167    1,280,833              --      1,305,000
compensation*
Shares of common stock payable as consideration  600,000      6,000      318,000              --        324,000
for services*
Expenses related to granting of options to            --         --       33,429              --         33,429
purchase common stock
Net loss                                              --         --           --     (2,903,318)    (2,903,318)
                                              ----------   --------   ----------     -----------    -----------
Balance at December 31, 2006                  10,266,667    102,667    (923,754)     (2,903,318)    (3,724,405)

Shares of common stock payable in connection   1,750,000     17,500    1,400,000              --      1,417,500
with acquisition of Destiny Networks, Inc.*
Shares of common stock payable in connection   2,050,438     20,504    2,029,934              --      2,050,438
with acquisition of Novus Technologies,
Inc.*
Expenses related to granting of options to            --         --    2,372,632              --      2,372,632
purchase common stock
Proceeds from the sale of warrants to
Purchase common stock                                 --         --      100,000              --       100,000
Net loss                                              --         --           --     (5,237,025)    (5,237,025)
                                              ----------   --------   ----------    ------------   ------------
Balance at June 30, 2007                      14,067,105   $140,671   $4,978,812    $(8,140,343)   $(3,020,860)
                                              ==========   ========   ==========    ============   ============

* The certificates for these shares of common stock are not issued as of June 30, 2007 (see Note 2)



                             See accompanying notes.
                                        6


                               HOME DIRECTOR, INC.
                      Consolidated Statements of Cash Flows
       For The Six Months Ended June 30, 2007 (Reorganized Company) and
     The Six Months Ended June 30, 2006 (Predecessor Company) (Unaudited)

                                                       Reorganized    Predecessor
                                                         Company        Company
                                                        January 1 -   January 1 -
                                                         June 30,      June 30,
                                                          2007           2006
                                                       -----------    -----------
Cash flows from operating activities:
  Net loss                                             $(5,237,025)   $(1,258,365)
  Adjustments to reconcile net loss to net
cash used in operating activities:
    Change to allowance for doubtful accounts               (4,022)            --
    Change to inventory reserve                            (77,135)            --
    Depreciation and amortization                           22,152          1,139
    Expense from grant of stock options                  2,372,632             --
    Interest accrued on convertible notes                   65,532             --
   Changes in operating assets and liabilities:
    Accounts receivable                                     41,937         69,761
    Inventories                                              8,899             --
    Other current assets                                   (63,030)         2,248
    Accounts payable and accrued expenses                1,074,879        549,197
    Bankruptcy obligations (short and long
term)                                                     (159,629)            --
                                                       -----------    -----------

      Net cash used in operating activities             (2,054,810)      (636,020)
                                                       -----------    -----------
 Cash flows from investing activities:
   Acquisitions of businesses                              (17,111)            --
   Purchases of property and equipment                      (6,000)            --
                                                       -----------    -----------
    Net cash used in investing activities                  (23,111)            --
                                                       -----------    -----------
 Cash flows from financing activities:
   Net proceeds from Debtor in Possession lender                --        628,000
   Proceeds from convertible notes                       2,133,000             --
   Proceeds from sale of warrants                          100,000             --
                                                       -----------    -----------
     Net cash provided by financing activities           2,233,000        628,000
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents       155,079         (8,020)

Cash and cash equivalents at beginning of period             2,822          8,853
                                                       -----------    -----------
Cash and cash equivalents at end of period             $   157,901    $       834
                                                       ===========    ===========


Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for:
  Interest                                             $    79,220    $        --
                                                       ===========    ===========

                             See accompanying notes.
                                        7

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

Going Concern

The financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of approximately $5.2 million for the six months ended June 30, 2007, and has an accumulated deficit of approximately $8.1 million as of June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. From December 2006 through June 2007, the Company raised approximately $2.4 million in convertible notes, and completed acquisitions of Destiny Networks, Inc. and Novus Technologies, Inc. as described in Note 2 "Significant Events". It is anticipated that these acquisitions, as well as other potential acquisitions, growth in revenues and cost control measures will enable the Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds or long-term financing. In February 2007, the Company entered an agreement to engage Trenwith Securities, LLC as the Company's exclusive investment banking agent to arrange and negotiate a $25 million private placement of securities to be issued by the Company and

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNUADITED)


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

Inventories
Inventories consist of components and are stated at the lower of cost or market. Cost is determined by the weighted average costing method. The following table represents the major components of inventory at June 30, 2007.

                                                           June 30, 2007
                                                           --------------
Finished goods                                               $  21,242
Components                                                     372,606
Less:  Allowance for obsolescence                              (77,114)
                                                             ---------
                                                             $ 316,734
                                                             =========
Fair Value of Financial Instruments
Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value because of their short maturities.

Credit Risk, Significant Customers and Concentrations
Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash investments. Receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. The balance of the allowance for doubtful accounts was $4,022 as of June 30, 2007.

Cash and cash equivalents consist of cash deposits held at banks. Deposits held at banks may at times exceed the amount of insurance provided. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

One customer accounted for 22% of the accounts receivable balance as of June 30, 2007. No customers accounted for greater than 20% of the revenue for the three or six months ended June 30, 2007 and two customers accounted for 91% of the Predecessor Company revenue for the three and six months ended June 30, 2006.

The Company is not currently dependent upon any single supplier and it believes that alternative supply sources would be readily available without material delay in the event of the interruption of supplies from any of its current sources.

Loss Per Share
In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods reported. The Reorganized Company has 14,067,105 common shares issued or issuable as of June 30, 2007 and the Predecessor Company had 16,035,715 common shares issued as of June 30, 2006, and those shares were included in the basic and diluted net loss per common share calculations. The shares outstanding at June 30, 2006 were

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Organization and Summary of Significant Accounting Policies (continued)

subsequently cancelled in conjunction with the confirmation of our Reorganization Plan. The effect of options to purchase the Reorganized or Predecessor Company's common stock outstanding were not included in the computations of diluted net loss per share because their effect would be antidilutive. The effect of warrants to purchase the Reorganized or Predecessor Company's common stock outstanding were not included in the computation of diluted net loss per share because their effect would be antidilutive.

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

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually. The Company has approximately $4.0 million of goodwill or other intangible assets as of June 30, 2007.

Research and Development Costs
Research and development costs are charged to operations as incurred.

Advertising Costs
The Company expenses advertising costs (including trade show expenses) as incurred. The amount of advertising expensed during the six months ended June 30, 2007 and 2006 was $41,479 and $0, respectively.

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

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Organization and Summary of Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation The Company has adopted the provisions of SFAS No. 123R, "Share-based Payment." See Note 9 for expenses related to options granted during the three and six months ended June 30, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

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

Pursuant to the Novus APA, Home Director has agreed to assume certain liabilities of Novus, including, but not limited to, certain accounts payable and obligations under assumed contracts. The Company also intends to issue 414,880 shares of its unregistered common stock to certain creditors of Novus as consideration in exchange for elimination of the debt.

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

Pro-Forma Comparative Statements of Operations

The following table presents Condensed Consolidated Statements of Operations as if the acquisitions described above had taken place as of January 1, 2006:

                                             Reorganized       Predecessor
                                               Company           Company
                                               April 1 -         April 1 -
                                            June 30, 2007     June 30, 2006
                                            -------------     -------------
Revenues                                     $   449,629       $   464,087
Total operating expenses                       3,993,554         1,768,194
Net loss                                     $(3,640,339)      $(1,430,433)
Loss per share - basic and diluted           $     (0.26)      $     (0.09)

                                             Reorganized       Predecessor
                                               Company           Company
                                              January 1 -       January 1 -
                                            June 30, 2007      June 30, 2006
                                            -------------      -------------
Revenues                                     $   962,692       $ 1,204,711
Total operating expenses                       6,046,415         3,624,061
Net loss                                     $(5,270,212)      $(2,742,830)
Loss per share - basic and diluted           $     (0.39)      $     (0.17)

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

Bankruptcy obligations pursuant to the Reorganization Plan as of June 30, 2007, are summarized in the table below:
                                                    Bankruptcy     Bankruptcy
                                                   obligations-   obligations-
           Description                              short term     long term
           -----------                             -----------    -----------
General unsecured creditors                        $  150,000 *   $  150,000
Priority wage claims                                    1,538             --
Priority tax claims**                                 338,120      1,461,250
                                                   ----------     ----------
                                                   $  489,658     $1,611,250
                                                   ==========     ==========

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Reorganization Plan and Fresh Start Reporting Adjustments (continued)

* Due upon the first anniversary of the effective date of the Reorganization
Plan.
** To be paid over a five-year period from the effective date of the Reorganization Plan with interest payable at 8% per annum.

Note 4 - Property and Equipment consists of:
                                                                    June 30,
                                                                      2007
                                                                   ---------
Machinery and equipment                                            $  81,687
Computer equipment and software                                       15,932
Furniture and fixtures                                                14,503
Vehicles                                                               1,944
Leasehold improvements                                                 1,167
                                                                   ---------
                                                                     115,233
Less:  Accumulated depreciation and amortization                     (25,130)
                                                                   ---------
                                                                   $  90,103
                                                                   =========

Depreciation and amortization expense were $12,625 and $570 for the three months ended June 30, 2007 and 2006, and were $22,152 and $1,139 for the six months ended June 30, 2007 and 2006.

Note 5 - Other Current Assets consists of:

                                                                    June 30,
                                                                      2007
                                                                    --------
Prepaid acquisition costs                                           $287,638
Prepaid insurance                                                     19,763
Other                                                                  4,902
                                                                    --------
                                                                    $312,303
                                                                    ========

Note 6 - Accounts Payable and Accrued Expenses consists of:

                                                                    June 30,
                                                                      2007
                                                                   ----------
Wages and other payroll related liabilities                        $1,458,734
Trade payables                                                      2,136,523
                                                                   ----------
                                                                   $3,595,257
                                                                   ==========


Note 7 - Convertible Notes Payable

In December 2006, the Company commenced a private placement of convertible notes payable (the "Note"), and, through June 30, 2007, has generated gross proceeds of $2,383,000 and issued warrants to purchase 2,220,500 of the Company's common stock.

The Notes bear interest at 10% per annum, interest payable quarterly in cash, or, at the option of the Maker, by adding the interest otherwise then due to the principal owing
                                       15

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Convertible Notes Payable (continued)

under the Notes. The Notes provide for full repayment of principal and interest ("Due Value") within one year of date of Notes unless previously converted to equity securities of the Company. The Holder is entitled to convert said Note upon the occurrence of a Conversion Triggering Event (a private offering or series of related private offering of its equity securities (collectively, an "Offering") consisting of or convertible or exercisable into shares of common stock, for aggregate cash consideration of not less than $10 million) into that of securities that would have been issued and sold to the Holder in the Offering as of the Conversion Date if the Holder had purchased such shares in the Offering for the Due Value. The Company determined that the Notes were issued without a beneficial conversion feature ("BCF"), thus, no discount has been applied to reduce the carry-value of the Notes and no non-cash amortization expense has been recorded related to a BCF.

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

During the three and six months ended June 30, 2007, the Company recorded approximately $32,000 and $66,000, respectively, in interest expense related to the Notes, all of which was converted to principal.

Note 8 - Capital Stock

As of June 30, 2007, the Company has authorized 40.0 million shares of common stock with a par value of $0.01. The Company also has authorized 2.0 million shares of preferred stock, which are undesignated, with a par value of $0.01. During 2007, the Company shall issue 1,750,000 common shares (unregistered), fair value $0.81 per share, as consideration for the acquisition of substantially all the assets of Destiny (see Note 2); and, shall issue 2,050,438 common shares, fair value $1.00 per share, as consideration for the acquisition of substantially all the assets of Novus and in exchange for the retirement of certain debt of Novus (see Note 2.) During 2006, upon confirmation of its Reorganization Plan, the Company cancelled all 16,035,715 shares of issued and outstanding common stock; issued 7,250,000 common shares registered pursuant to
Section 1145 of the Code, fair value of $0.81 per share, to certain creditors of the Company in exchange for compromise of their claims against the Company; and, issued 2,417,667 common shares (unregistered), fair value of $0.54 per share, to certain employees for services rendered to the Company. In addition, the Company issued 600,000 common shares (unregistered), fair value of $0.54 per share, as consideration for consulting and other services rendered to the Company. There were no preferred stock transactions in 2007 or 2006.

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

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Stock-Based Compensation (continued)

The following summarizes the stock option activity for the six months ended June 30, 2007:
                                                                     Weighted-
                                                                      Average
                                                          Options     Exercise
                                                        Outstanding    Price
                                                        -----------   --------
Balance at December 31, 2006                              3,460,363   $   0.54
Granted (exercise price = fair value)                     2,375,000       0.97
Exercised                                                        --         --
Cancelled                                                   (70,500)      0.54
                                                        -----------   --------
Balance at June 30, 2007                                  5,764,863   $   0.72
                                                        ===========   ========

The Company entered into an agreement with certain of its officers under which such officers agreed not to exercise options and warrants to purchase an aggregate of 3,264,863 shares of common stock until such time, if ever, as the Company amends its certificate of incorporation to increase its shares of common stock reserved for the Plan to a number that is sufficient to permit exercise of all of its outstanding options to acquire shares of its common stock. In exchange, the Company agreed to use its best efforts to seek stockholder approval of such an amendment at its 2007 annual stockholders meeting.

Selected information regarding stock options as of June 30, 2007 follows:

                                                Weighted-
                                 Number          Average      Number
                                   of           Remaining       of
                                 Options         Life in     Options
Exercise Prices                Remaining          Years     Exercisable
---------------                ---------        ---------   -----------
     $0.54                     3,389,863          9.33          768,858
     $0.81                       360,000          9.58          360,000
     $1.00                     2,015,000          9.88        2,015,000
                               ---------                    -----------
                               5,764,863                      3,143,858
                               =========                    ===========

On October 24, 2006, options to purchase 3,440,363 shares of common stock at $0.54 per share (the fair market value of which were $0.54 per share) were granted which vest ratably over 36 months and expire ten years after grant. A fair value of $0.118 per share was calculated using the Black-Scholes model using volatility of zero and a risk free interest rate of 8.25%. All options are assumed to be held to maturity as the option holders are primarily employees who have remained with the Company throughout the Reorganization period. The total expense related to these options is $407,321 and will be amortized ratably over 36 months. On January 9, 2007, options to purchase 50,000 shares of common stock at $0.81 per share (the fair market value of which were $0.81 per share) were granted which are fully vested upon grant and expire ten years after grant. A fair value of $0.81 per share was calculated using the Black-Scholes model using volatility of zero and a risk free interest rate of 8.25%. The total expense related to these options is $40,500 and was recorded as compensation expense in the period ended March 31, 2007. On April 13, 2007, options to purchase 310,000 shares of common stock at $0.81 per share (the fair market value of which were $0.81 per share) were granted which are fully vested upon grant and expire ten years after grant. A fair value of $0.81 per share was calculated using the Black-Scholes model using volatility of zero and a risk free interest rate of 8.25%. The total expense related to these options is $251,100 and was

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Stock-Based Compensation (continued)

recorded as compensation expense in the period ended June 30, 2007. Also, on April 13, 2007, options to purchase 805,000 shares of common stock at $1.00 per share (the fair market value of which were $1.00 per share) were granted which are fully vested upon grant and expire ten years after grant. A fair value of $1.00 per share was calculated using the Black-Scholes model using volatility of zero and a risk free interest rate of 8.25%. The total expense related to these options is $805,000 and was recorded as compensation expense in the period ended June 30, 2007. On June 29, 2007, options to purchase 1,210,000 shares of common stock at $1.00 per share (the fair market value of which were $1.00 per share) were granted which are fully vested upon grant and expire ten years after grant. A fair value of $1.00 per share was calculated using the Black-Scholes model using volatility of zero and a risk free interest rate of 8.25%. The total expense related to these options is $1,210,000 and was recorded as compensation expense in the period ended June 30, 2007. In total, the Company recorded compensation expense of approximately $2,298,000 and $2,373,000 for the fair value of options granted to purchase the Company's common stock , during the three and six months ended June 30, 2007, respectively.

Note 10 - Common Stock Reserved for Future Issuance

At June 30, 2007, the Company had reserved a total of 9,484,363 of its authorized 40.0 million shares of common stock for future issuance as follows:

Outstanding common stock warrants                                      3,220,500
Possible future issuance of common stock warrants                        500,000
Outstanding stock options                                              5,764,863
Possible future issuance under stock option plans                             --
                                                                       ---------
                                                                       9,484,363
                                                                       =========
Note 11 - Leases

Future minimum payments under operating leases at June 30, 2007 are as follows:

      Year Ending                                      Operating Leases
      -----------                                      ----------------
          2007                                             $ 98,074
          2008                                              171,264
          2009                                              120,000
          2010                                              120,000
          2011                                              120,000
          2012                                               20,000
                                                           --------
 Total minimum payments                                    $649,338
                                                           ========

Rent expense charged to operations during the three months ended June 30, 2007 and 2006 were approximately $62,000 and $24,000, and were approximately $84,000 and $42,000 for the six months ended June 30, 2007 and 2006. There were no capital leases during the periods reported herein.

Note 12 - Related Party Transactions

In 2006, certain officers and directors (including the spouse of an officer) purchased $200,000 aggregate units of Home Director Investors, LLC (the "DIP Lender"), as part of a Secured Super Priority Debtor in Possession Credit Agreement between the DIP Lender and the Company totaling approximately $2,894,000. In October 2006, pursuant to the Reorganization Plan, the entire $200,000 principal amount of the notes purchased by these

                               HOME DIRECTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 - Related Party Transactions(continued)

officers and directors was automatically converted into units for 329,933 shares of the Company's registered common stock.

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

In 2007, certain officers and directors participated in the Company's private placement of convertible notes payable (see Note 7), generating gross proceeds of $738,000 and issuance of warrants to purchase 738,000 of the Company's common stock.

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

Overview
Our revenues consist primarily of revenues from the sale of home networking products. Our ome networking products are sold primarily to distributors for use by integrators who install the products in homes, throughout the United States and Canada, as they are being constructed.

Research and development expenses consist primarily of salaries and related personnel expenses and subcontracted research expenses. Through June 30, 2007, all research and development costs had been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we expect such expenses to increase for the remainder of 2007, subject to liquidity constraints described below.

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

Going concern
The financial statements are prepared assuming that we will continue as a going concern. We have incurred losses from operations of approximately $5.2 million for the six months ended June 30, 2007, and have an accumulated deficit of approximately $8.1 million as of June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern. From December 2006 through June 2007, we raised approximately $2.4 million in convertible notes, and completed acquisitions of Destiny and Novus as described in Note 2 - Significant Events to the accompanying unaudited financial statements. It is anticipated that these acquisitions, as well as other potential acquisitions, growth in revenues and cost control measures will enable us to meet our financial commitments and continue the development of our products. We believe that we can raise additional funds or long-term financing and, in February 2007, we entered an agreement to engage Trenwith Securities, LLC as our exclusive investment banking agent to arrange and negotiate a $25 million private placement of securities to be issued by us and any of our subsidiaries. However, there can be no assurances that this or subsequent fundraising or long-term financing will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fair value of equity instruments issued
In assessing the fair value of equity instruments, our Management has estimated the fair value of our shares at the commitment date (based upon a number of factors including but not limited to the per share value of the common stock issued to the DIP Lender in the Reorganization Plan) to determine the fair value. With regard to the fair value of options and warrants issued to employees and purchasers of convertible notes payable, we value them using the Black-Scholes model and used the estimated fair value of our shares and other relevant data required by the model at the commitment date.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006

Revenues were approximately $450,000 for the three months ended June 30, 2007 (Reorganized Company) compared to approximately $11,000 for the three months ended June 30, 2006 (Predecessor Company). Our revenues for the six months ended June 30, 2007 and 2006 were approximately $719,000 and $12,000, respectively. The increase in both periods was primarily attributable to businesses acquired during the first quarter of 2007 and the balance is attributable to our emergence from bankruptcy, as described in Overview and Outlook and Note 2 above. We anticipate that our 2007 revenues will continue to compare favorably with our 2006 revenues primarily as a result of the revenues produced by the acquired businesses, potential future acquisitions and organic growth from the sale of our own products.

Total costs and expenses were approximately $4.0 million for the three months ended June 30, 2007 as compared to approximately $0.7 million for the three months ended June 30, 2006. Our total costs and expenses for the six months ended June 30, 2007 and 2006 were approximately $5.8 million and $1.3 million, respectively. Our expenses significantly increased in 2007 as compared to 2006, primarily due to compensation expense related to the issuance of stock options (approximately $2.4 million for the six months ended June 30, 2007 and no such expense in 2006), increased number of personnel, personnel related expenses (we had 36 employees as of June 30, 2007 as compared to five as of June 30, 2006) and cost of sales in support of our increased revenues. We believe that compensation expense related to the issuance of stock options will decrease significantly beginning the quarter ending September 30, 2007. We believe that increased research & development, sales & marketing and general & administrative expenses, which began in 2006, resulting primarily from hiring additional engineering personnel, sales and support personnel and executive personnel are required to improve and broaden our product offerings and sell them to our customers. From time-to-time, we may also incur additional professional fees and other costs in connection with possible future attempts to expand our product offerings and increase our revenues through organic growth and acquisitions. In addition, we expect our general & administrative expenses to increase as a result of the corporate governance, outside audits and other activities that are related, generally, to being a publicly-traded company.

Net other expense was approximately $96,000 and $174,000 for the three and six months ended June 30, 2007 as compared to net other income of approximately $16,000 and $0 for the three and six months ended June 30, 2006. The increase in interest expense in both periods in 2007 is primarily a result of the interest accrued in 2007 on the convertible notes sold in late 2006 and the first half of 2007 to provide us working capital.

Our net loss for the three months ended June 30, 2007 was approximately $3.6 million, as compared to a net loss of approximately $0.7 million in the three months ended June 30, 2006. Our net loss for the six months ended June 30, 2007 and 2006 was approximately $5.2 million and $1.3 million, respectively. The increased net loss was primarily attributable to:

o an increase of approximately $2.3 million and $2.4 million for the three and six months ended June 30, 2007 for compensation expense related to issuance of stock options of which there was no such expense in 2006; and,

o for the three months ended June 30, 2007 and 2006 a net increase of approximately $0.5 million and for the six months ended June 30, 2007 and 2006 a net increase of approximately $1.4 million of research & development, sales & marketing and general & administrative expenses primarily due to increased number of personnel and personnel related costs.

LIQUIDITY AND CAPITAL RESOURCES
Historically, our operations have never been self-sustaining, and we have financed our continuing operations through a series of private offerings of debt and equity and by obtaining advances under loan agreements. From December 2006 through July 2007, we received gross proceeds of approximately $3.5 million from a private offering of debt and equity. We cannot predict when, if ever, our business will produce sufficient cash to reduce or eliminate our dependence on external financing as our primary source of working capital. As discussed above, on September 28, 2005, we and our subsidiaries, HDT and DI filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The financial statements do not reflect the results of these proceedings.

Cash
As of June 30, 2007, we had cash and cash equivalents totaling approximately $158,000. Net cash increased in 2007 by approximately $155,000. The net cash increase in 2007 is primarily due to proceeds from convertible notes and warrants (approximately $2.2 million), changes in operating assets and liabilities - primarily accounts payable and accrued expenses (approximately $0.9 million), offset in part by approximately $2.9 million used to fund the cash operating loss.

Net cash used in operating activities was approximately $2.1 million for the six months ended June 30, 2007 and approximately $0.6 million for the same period in 2006. Net cash used for both periods in operating activities was primarily for funding of operating losses, offset in part by changes in operating assets and liabilities - primarily accounts payable and accrued expenses.

Net cash provided by financing activities was approximately $2.2 million for 2007 and approximately $0.6 million for 2006. Net cash provided by financing activities during 2007 resulted primarily from the issuance of convertible notes. Net cash provided by financing activities during 2006 resulted primarily from net proceeds from DIP loans.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the six months ended June 30, 2007 the Company received $2,133,000 from the sale of convertible notes and warrants. The convertible notes are convertible at the option of the holders into shares of common stock. The warrants related to the convertible notes are exercisable by the holders into an aggregate of 2,970,500 shares of common stock at $1.00 per share for five years. The Company relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to its securities.

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

    31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 President Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.3     CFO Certification pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

    32 CEO, President and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 7, 2007 by the undersigned, thereunto duly authorized.

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